Form 10QSB
period 2000-03-31
GREENLEAF TECHNOLOGIES CORP
filed 2000-08-14
CIK 1098826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Quarter ended March 31, 2000

                           Commission File No: 0-28093


                       GREENLEAF TECHNOLOGIES CORPORATION
                 (Name of small business issuer in its charter)


        Delaware                                          13-34291593
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)



       8834 Capital Of Texas Highway North, Suite 150, Austin, Texas 78759
               (Address of principal executive offices) (Zip Code)


                                 (512) 343-1300
                (Issuer's telephone number, including area code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       ----



 As of August 7, 2000, 115,294,655 shares of the Common Stock were outstanding.


                       GREENLEAF TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                                Form 10-QSB Index

                                 March 31, 2000

                                     PART I


                                                                                                Page
                                                                                                Number

Item 1.       Financial Statements..................................................................3

              Balance Sheet at March 31, 2000 and March 31, 1999....................................3

              Statements of Operations - Consolidated for the quarter
              and six months ended March 31, 2000 and March 31, 1999................................5

              Statement of Cash Flows - Consolidated for the six months
              ended March 31, 2000 and March 31, 1999...............................................7

              Notes to Financial Statements.........................................................8

Item 2.       Management's Discussion and Analysis or Plan Of Operations...........................19


                                    PART II


Item 1.       Legal Proceedings....................................................................21

Item 2.       Changes in Securities................................................................24

Item 3.       Defaults Upon Senior Securities......................................................27

Item 4.       Submission of Matters to a Vote of Security Holders..................................27

Item 5.       Other Information....................................................................28

Item 6.       Exhibits and Reports on Form 8-K.....................................................30

Signatures    .....................................................................................33

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                          Balance Sheet - Consolidated
                        March 31, 2000 and March 31, 1999


                                                                March 31,               March 31,
ASSETS                                                            2000                     1999
                                                              ------------            ------------

CURRENT ASSETS
      Cash and Equivalents                                    $  2,657,225            $    87,438

      Prepaid Expense                                              159,275                 23,925

      Stock Subscriptions and Interest Receivable                4,558,459              2,770,727
      Other Current Assets                                               0                  9,700
                                                              ------------            ------------
           TOTAL CURRENT ASSETS                                  7,374,959              2,891,790



EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                         192,731                156,179


OTHER ASSETS

      Organization Expense - Net                                         0                  1,506

      Security Deposits                                              8,281                  6,131

      Investment in SMR Licenses                                 1,237,500                      0

      Investment in Subsidiaries                                   200,000                 10,000
                                                              ------------            ------------
           TOTAL OTHER ASSETS                                    1,445,781                 17,637
                                                              ------------            ------------

           TOTAL ASSETS                                       $  9,013,471            $ 3,065,606
                                                              ============            ============










                 See accompanying notes to financial statements

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                          Balance Sheet - Consolidated
                        March 31, 2000 and March 31, 1999

                                                                March 31,               March 31,
                                                                  2000                      1999
                                                              ------------            ------------
CURRENT LIABILITIES
      Accounts Payable                                        $    81,665             $   210,643

      Accrued Expense and Taxes Payable                         4,709,743                 149,953
      Due to Related Parties                                       74,683                  98,380
                                                              ------------            ------------
      Loans Payable                                               388,247                       0

           TOTAL CURRENT LIABILITIES                            5,254,338                 458,976

LONG-TERM LIABILITIES
           TOTAL LONG-TERM LIABILITIES                                  0                       0

STOCKHOLDERS' EQUITY
      Common Stock, $.001 par value, 300,000,000
           Shares and 99,522,969 and 61,895,550
           Shares issued and outstanding, respectively             99,523                  61,896
      Additional Paid in Capital                               23,001,241              15,718,070
      Less Cost of Treasury Stock, 489,093 shares                 (36,682)                (36,682)
      Accumulated (Deficit)                                   (19,304,949)            (13,136,654)
                                                              ------------            ------------
           TOTAL STOCKHOLDERS' EQUITY                           3,759,133               2,606,630
                                                              ------------            ------------
           TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                         $ 9,013,471             $ 3,065,606
                                                              ============            ============












                 See accompanying notes to financial statements

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                     Statement of Operations - Consolidated
              Three Months Ended March 31, 2000 and March 31, 1999


                                                                March 31,               March 31,
                                                                  2000                    1999
                                                             -------------           -------------
REVENUES                                                     $          0            $          0

COST OF SALES                                                           0                       0
                                                             -------------           -------------
GROSS PROFIT                                                            0                       0

OPERATING AND ADMINISTRATIVE EXPENSES
 Compensation                                                     563,739                 213,338
 Selling Expenses                                                  (1,253)                 33,267
 Administrative                                                 6,492,539               1,865,537
                                                             -------------           -------------
                                                                7,055,025               3,112,142

OTHER INCOME/(EXPENSE):
 Interest Income                                                   35,864                     980
 Interest Expense                                                  (9,271)                   (165)
 Settlement of Lawsuit Expense                                    (60,000)                      0
                                                             -------------           -------------
                                                                  (33,407)                    815
                                                             -------------           -------------
          NET LOSS                                             (7,088,432)             (2,111,327)

Accumulated (deficit) - beginning                             (12,216,517)            (11,025,327)
                                                             -------------           -------------
Accumulated (deficit) - ending                               $(19,304,949)           $(13,136,664)
                                                             =============           =============

Earnings Per Share - basic                                   $     (0.081)           $     (0.038)
                                                             =============           =============






                 See accompanying notes to financial

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                     Statement of Operations - Consolidated
               Six Months Ended March 31, 2000 and March 31, 1999


                                                                March 31,               March 31,
                                                                  2000                    1999
                                                             -------------           -------------
REVENUE                                                      $          0            $          0

COST OF SALES                                                           0                       0
                                                             -------------           -------------
GROSS PROFIT                                                            0                       0


OPERATING AND ADMINISTRATIVE EXPENSES
     Compensation                                                 924,733                 472,777
     Selling Expenses                                               5,728                  59,008
     Administrative                                             7,265,849               2,550,131
                                                             -------------           -------------
                                                                8,196,310               3,081,916


OTHER INCOME AND EXPENSE
     Interest Income                                               71,729                   2,179
     Interest Expense                                              (9,332)                   (165)
     Settlement of Lawsuit Expense                                (60,000)                      0
     Equity in Net Loss of Subsidiary, FutureCom, Inc.         (1,050,000)                      0
     Equity in Net Loss of Subsidiary, Gameverse, Inc.                  0              (5,875,034)
                                                             -------------           -------------
                                                               (1,047,603)             (5,873,020)
                                                             -------------           -------------
        NET LOSS                                               (9,243,913)             (8,954,936)

Accumulated (deficit) - beginning                             (10,061,036)             (4,181,718)
                                                             -------------           -------------
Accumulated (deficit) - ending                               $(19,304,949)           $(13,136,664)
                                                             =============           =============
Earnings Per Share - basic                                   $     (0.111)           $     (0.204)
                                                             =============           =============



                 See accompanying notes to financial statements

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                      Statement of Cash Flows- Consolidated
               Six Months Ended March 31, 2000 and March 31, 1999

                                                                             March 31,                  March 31,
                                                                                2000                       1999
                                                                          -------------              -------------
Cash flows from operating activities
     Net Income (Loss)                                                    $ (9,243,913)              $ (8,954,936)
     Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation and amortization                                         21,284                     11,123
          (Increase) decrease in prepaid expenses                                5,037                    (23,925)
          (Increase) decrease in other assets                                        0                     (9,700)
          Increase (decrease) in accounts payable                             (226,999)                    61,536
          Increase (decrease) in accrued liabilities                           423,246                          0
          (Increase) decrease in stock subscriptions received               (1,678,973)                (2,770,727)
          Increase (decrease) in payroll taxes payable                        (150,510)                         0
          (Increase) decrease in security deposits                                (300)                         0
          Total adjustments                                                 (1,607,215)                (2,731,693)
     Net cash provided (used) by operating activities                       10,851,128)               (11,686,629)

Cash flow from investing activities:
          Cash payments for the purchase of property                           (74,425)                   (20,675)
          Cash payments for investments                                     (1,437,500)                   (10,000)
     Net cash provided (used) by investment activities                      (1,511,925)                   (30,675)

Cash flow from financing activities:
          Proceeds from issuance of common stock                            10,673,101                 11,683,857
          Net borrowings from stockholders                                    (179,194)                    89,145
          Payments for treasury stock                                                0                    (36,682)
          Proceeds from issuance of long-term debt                           4,440,000                          0
     Net cash provided (used) by financing activities                       14,933,907                 11,736,320

Net increase (decrease) in cash and equivalents                              2,570,854                     19,016
Cash and equivalents, beginning of year                                         86,371                     68,422
Cash and equivalents, end of year                                         $  2,657,225               $     87,438

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest Expense                                                     $      9,332               $        165


                 See accompanying notes to financial statements

                           GREENLEAF TECHNOLOGIES INC.
                          (A Development stage Company)
                          Notes to Financial Statements
                         Six Months Ended March 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Greenleaf Technologies Corporation (GTC) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of GTC's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

     GTC was incorporated as Greenleaf Capital Corporation in the State of Delaware on October 9, 1986. On December 3, 1997, a certificate of amendment was filed with the State of Delaware changing the name of the corporation to Greenleaf Technologies Corporation.

     GTC is a Security Software Provider, which provides new marketing opportunities via DVD and the Internet that creates new revenue possibilities for its customers. Examples include GTC's DigiGuard(TM) applied to the OEM (original equipment manufacturer) distribution of encrypted games linked to virtually any intellectual property.

     GTC is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. There have been minimal income producing operations since inception.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported revenue and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation

     GTC's equipment and leasehold improvements are depreciated using primarily the straight-line method.

Amortization

     The organization expense of GTC will be amortized over a five-year term using the straight line method. Purchased goodwill of GTC has been written off and $1,050,000 was charged to amortization expense.

Advertising and Promotion

     GTC expenses advertising and promotion costs as they are incurred. Advertising and promotion expenses for the six months ended March 31, 2000 were $5,727.

Earnings Per Share

     Computed by dividing the net loss by weighted average number of shares outstanding during the year. Earnings per share diluted is not presented since such would be anti-dilutive.

Deferred Income Taxes

     Income taxes are provided for the tax effects on transactions reported in financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between bases of certain assets and liabilities, depreciation of property and equipment, and charitable contributions, for financial reporting and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

     For income tax reporting, Greenleaf Technologies Corporation uses accounting methods that recognize depreciation sooner than for financial statement reporting. As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions for tax purposes.

Product and Development Costs

     GTC charges product and development costs, which are not incurred in conjunction with contractual obligations, to expense as incurred. During the six months ended March 31, 2000, product and development costs are recorded as part of Administrative Expense. Consolidation Policy.

     The consolidated  financial  statements include all the accounts of GTC and
controlled   entities.   GTC  accounts  for  its   investment  in   consolidated
subsidiaries on the equity method.

NOTE B - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, GTC has experienced substantial operating losses. The continuation of GTC as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations and sustain its operations.

     GTC's cash requirements for the balance of the year is estimated to be approximately $2,700,000 and management believes it has sufficient cash on hand or has the ability to raise the necessary capital to meet that requirement. However, there can be no assurances that it can.

NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment  and  leasehold  improvements  are  carried at  historical  cost.
Expenditures  for  maintenance  and  repairs  are  charged  against  operations.
Renewals  and  betterments  that  materially  extend  the  life  of  assets  are capitalized. Depreciation of equipment and amortization of leasehold improvements is calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                            Years
                                            -----
         Office Equipment                      5
         Furniture and Fixtures                7
         Leasehold improvements                7

     The modified accelerated cost recovery system is used for federal income tax purposes.

     Equipment   and   leasehold    improvements   are   summarized   by   major
classifications as follows:

                                                March 31, 2000
                                                --------------
         Office Equipment                         $   204,179
         Office Furniture                              52,382
         Leasehold Improvements                         4,459
                                                --------------
                                                  $  261,020

         Less accumulated Depreciation               (68,289)
                                                --------------
                                                  $  192,731
                                                ==============

NOTE D - INCOME TAXES

Operating Loss

     GTC as of March 31, 2000 has loss carryforwards totaling $19,304,949 that may be offset against future taxable income.

Components - Current and Deferred

The provision for income taxes consist of the following components:

                                            March 31, 2000
                                            --------------
         Current Taxes                      $           0
         Deferred                              (6,129,947)
                                            --------------
                                            $  (6,129,947)
                                            --------------

     Based on management's present assessment, GTC has not yet determined it to be more likely than not that a deferred long term tax asset of $6,129,947 attributable to the future utilization of $19,304,949 of net operating loss carryforwards as of March 31, 2000, will be realized. Accordingly, GTC has provided 100% allowance against the net deferred tax asset in the financial statements as of March 31, 2000. GTC will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carryforwards will expire as follows:

                     Year Ended                      Deferred
                     September 30                    Tax Asset
                     -----------------------------------------
                          2012                    $    84,854
                          2013                      1,340,159
                          2014                      1,996,350
                          2015                      2,708,584
                                                  ------------
                                                  $ 6,129,947
                                                  -----------

Net deferred tax benefit                          $ 6,129,947
                                                  ------------

NOTE E - LEASING ARRANGEMENTS

     GTC conducts its Austin operations from facilities that are leased under a five year non-cancelable operating lease from Colina West Limited with 39 months remaining before expiring on June 30, 2003. The monthly minimum rental obligation amount to be paid to Colina West Limited is $12,405.40. The monthly minimum rental obligation escalates after each anniversary date, July 1, 1999. After July 1, 1999, the rental obligation amount will be $12,982.50. After July 1, 2000, the rental obligation amount will be $13,848.00.


     The following is a schedule of future minimum rental payments required under the above operating lease as of March 31,2000:

                     Year Ended
                     September 30                    Amount
                     ---------------------------------------
                          2000                    $  79,626
                          2001                      166,176
                          2002                      166,176
                          2003                      124,632
                                                  ----------
                                                  $ 536,610
                                                  ----------

     GTC formerly conducted its New Jersey operations from facilities that are leased under a three-year noncancelable operating lease from MRC Holdings, Inc., with 48 months remaining before expiring on March 15, 2004. The monthly minimum rental obligation amount to be paid to MRC Holdings, Inc., is $5,659.92. The facilities are currently subleased with no monthly payment shortage obligation by GTC. The following is a schedule of contingent future minimum rental payments required under the above operating lease as of March 31, 2000:

                     Year Ended
                     September 30                    Amount
                     ---------------------------------------
                          2000                    $  33,960
                          2001                       67,919
                          2002                       67,919
                          2003                       67,919
                          2004                       33,960
                                                  ----------
                                                  $ 271,677
                                                  ----------

     GTC has leased a corporate apartment to house its out of town business guests in Austin, Texas, under a six-month non-cancelable operating lease from Riata Apartments. The lease took effect October 1, 1999, and will have six (6) months remaining before expiring on March 31, 2000. The monthly minimum rental obligation to be paid to Riata Apartments is $1,040. No additional future minimum rental payments are required under the above operating lease as of March 31, 2000.

     GTC executed an operating lease with Great America Leasing Corporation for a Toshiba 1710 copier at the Austin office. The terms of the lease call for 36 monthly rental payments of $95.37 including tax. The lease was executed on March 3, 1998. On March 1, 2000, the lease was paid in full, exercising an option to purchase the equipment. No additional furniture rental payments are required under the above operating lease as of March 31, 2000.

     GTC executed an operating lease with SecurityLink Corporation for a five-zone security system and monitoring services at the Austin office. The terms of the lease call for 60 monthly rental payments of $25.70 including tax. The lease was executed May 1, 1998. The following is a schedule of future minimum rental payments required under the above operating lease as of March 31, 2000.

                     Year Ended
                     September 30                    Amount
                     ---------------------------------------
                          2000                    $    154
                          2001                         308
                          2002                         308
                          2003                         180
                                                  ----------
                                                  $    950
                                                  ----------

NOTE F - NOTES RECEIVABLE

     GTC issued 29,708,583 restricted shares of common stock to various directors, officers, employees, and other individuals for notes receivable that are collateralized by promissory notes receivable which are payable in 30 months at 6% and 8% per annum as follows:

                                                                  Cumulative          Cumulative
                               Number                Notes         Principal             Accrued              Total
                            of Shares           Receivable         Reduction            Interest               Note
                           -----------------------------------------------------------------------------------------
 Officers and
    Directors              22,638,583           $3,220,788        $        0           $  80,140         $3,300,928
    Employees                 100,000               25,000                 0               1,880             26,880
    Other                   6,970,000            1,572,500           453,903             112,054          1,230,651
                          ------------------------------------------------------------------------------------------
Total                      29,708,583           $4,818,288        $  453,903           $ 194,074         $4,558,459
                          ------------------------------------------------------------------------------------------

NOTE G - VALUATION OF STOCK ISSUED FOR SERVICES AND ADDITIONAL EMPLOYEE
         COMPENSATION

     The Board of Directors from time to time has authorized the issuance of common stock in payment of services provided by non-employees and as additional compensation to employees.

     Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements or disclosure.

     GTC applies SFAS 123 to report the issuance of common stock in payment of services provided non-employees and as payment of additional compensation to employees, using fair value method to account for such transactions. All stock issued was restricted stock and the related services or employee compensation was recorded in the financial statements at 50% of the market value at the time services were received or additional compensation paid.

Note H - LONG TERM DEBT

     On October 1, 1999 GTC entered into an agreement with Best Holdings, Ltd., whereby Best Holdings, Ltd., will be responsible for the placement of up to $4,440,000 in denominations of $10,000, 4% subordinated convertible debentures, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended. The holders of these debentures are entitled to convert the debentures into that number of fully paid and non-assessable shares of GTC common stock calculated in accordance with the following formula: Number of shares issued upon conversion equals (Principal + Interest)/Conversion Price, where Principal equals the principal amount of the Debenture(s) to be converted, Interest equals Principal times (N/365) times .04 (less the amount of any interest previously paid), where N equals the number of days between (i) the date of issue of the debenture, and (ii) the applicable date of conversion for the debenture for conversion is being elected, and Conversion Price equals the less of (x) 80% (The "Applicable Discount") of the Closing Bid Price for GTC's Common Stock for the five (5) trading days immediately preceding the Date of Conversion, as defined below, or (y) $0.20. The term "Closing Bid Price" is the closing bid price of GTC's Common Stock as reported on the OTC Bulletin Board (or, if not reported, as reported by such other principal exchange or market where traded).

     GTC agreed to pay Best Holdings, Ltd., a consulting fee of 10% of all capital raised. GTC also agreed to issue for each one million dollars raised, a five year warrant to purchase 200,000 shares of GTC common stock exercisable at $.20 per share.

     As of March 31, 2000, $4,440,000 has been received towards the issuance of the subordinated convertible debentures. The exact issue date and final terms of the debenture were not finalized until May 5, 2000. The $4,440,000 is reported on GTC's balance sheet under other accrued liabilities. No interest expense has been accrued or reported on these financial statements.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

1.  GTC has employment contracts with the following directors and officers:

                                                  Annual                 Date of            Length of
Position              Name                     Compensation             Agreement              Time
-----------------------------------------------------------------------------------------------------------

Officer             W. Hubert                    $55,000                 1/26/00         3 Yrs. to 01/26/03
Off/Dir.  x       R. E. Wachs                    $96,000                12/15/97         5 Yrs. to 12/15/02
Off/Dir.         C.J. Webster                   $250,000                12/15/97        10 Yrs. to 12/14/07
Off/Dir.              L. Berg                   $250,000                12/15/07        10 Yrs. to 12/14/07
Off.                G Warnero                   $110,000                10/01/99         5 Yrs. to 10/01/04
Off                   L. Berg                    $85,000                08/01/99         5 Yrs. to 02/01/04
Off/Dir            F. LoVerme                   $195,000                03/30/00         3 Yrs. to 03/30/03
Off       y           W. Gale                    $96,000                11/04/99         5 Yrs. to 11/04/04
Off       y         W. Blanck                    $96,000                11/04/99         5 Yrs. to 11/04/04

x Terminated 10/13/99
y Terminated 02/24/00

     Each of the above is also entitled to be reimbursed for proper business expenses, and any other benefits offered by GTC, either currently existing or adopted at a later date. These benefits will include, but will not be limited to, health and accident insurance, life insurance and stock option plans, if any.

2. Under the terms of the five-year noncancelable operating lease with Colina West Limited, GTC has provided a Letter of Credit in the amount of $67,304 drawn on Bank of America. Conditioned upon GTC's performance of the lease without default such letter of credit shall be reduced by $16,826 per year at the anniversary of the lease term. The amount of $13,271 of the letter of credit shall serve as a security deposit. Bank of America has guaranteed the letter of credit pursuant to GTC's maintaining a certificate of deposit in an amount equal to the letter of credit. The $68,282 certificate of deposit is reported in cash and equivalents.

At March 31, 2000 there were five lawsuits or claims pending against GTC.

1. Corporate Express, Inc. vs. Greenleaf Technologies, Inc., Case No. 716-570, Civil Court Harris County, Texas

     This legal matter involves the collection of $14,400 for office furnishings provided to GTC offices located in Austin, Texas. The Matter was settled on August 17, 1999 in which the Company agreed to pay Corporate Express $14,400 over a six month period at $2,400 per month, beginning September 15, 1999. The final payment on account was recorded in accounts payable on February 29, 2000. The balance owed to Corporate Express, Inc. in March 31, 2000 is zero.

2. Elizabeth Xan Wilson vs. Greenleaf Technologies Corporation and Related Corporations and Corporate Officers Leonard Berg and Nicholas Soriano. Case No. 97-04423 Judicial District Court Travis County, Texas

     This legal matter involves Plaintiff, Elizabeth Xan Wilson, who claims that National Capital Corporation (NCC) (previously a wholly owned subsidiary of GTC) and Nicholas Soriano (President of the former NCC) fraudulently converted over $80,000 from her in a fraudulent lending scheme. GTC believes that exposure for Nicholas Soriano is great, but is unable to assess GTC's liability. Because the claim was partially settled by the sale of Mr. Soriano's stock by the Bankruptcy Trustee in a separate matter, GTC anticipates that it will be able to settle the matter with the issuance of restricted stock. A final settlement is pending as of the date of the financial statement. No provision for this matter has been provided in the financial statements for the six months ended March 31, 2000.

3. Darrel and Gabriel McEver vs. Greenleaf Technologies Corporation Case No. 99- 00490 District Court of Travis County, Texas

     Legal matter involving GTC's alleged refusal to issue stock and severance benefits pursuant to employment agreement with Darrel and Gabriel McEver. A settlement was reached in May, 2000 whereby GTC paid to the McEver's, $50,000 cash, 3,000,000 shares of restricted common stock and an additional 3,000,000 shares that are in escrow and may be released to the McEvers in May 2001 depending on GTC's stock price at that time. No provision for this matter has been provided in the financial statements for the six months ended March 21, 2000. GTC has agreed to issue 100,000 shares of restricted common stock in payment for legal fees included in this matter.

4. Case No. 99-09044. Judicial Court Travis County, Texas, Kenneth McGowan vs. Richard Wachs

     On August 5, 1999, three individual shareholders of a non-active corporation filed suit against a then officer, Richard Wachs, two other employees and corporate counsel. The cause of action alleges that the above individuals misappropriated assets and trade secrets belonging to the non-active corporation. Plaintiffs seek unspecified damages and request an injunction seeking to prevent any further use of the converted assets and trade secrets. GTC does not expect that any significant liability will be imposed on it or its officers and employees.

5. Greenleaf Technologies Corporation vs. David Mendelow and Paul A. Forgue, Case No. 99-1222 District Court of Travis County, Texas.

     This legal matter involves the alleged breach of employment contract on behalf of David Mendelow and Paul Forgue. The controversy involves whether or not GTC had contracts with Mr. Mendelow and Mr. Forgue to issue stock and pay them compensation for services. One individual was employed for less than a week before he was terminated. The other was never employed by GTC. There was no signed employment agreement for either individual. Because the case is in the early discovery stage, GTC is unable to express an opinion on the outcome of the lawsuit.

NOTE J - ACQUISITIONS

1. On July 17, 1998 GTC formed a wholly owned subsidiary, Greenleaf Research and Development, Inc., which was incorporated in the State of Delaware. Greenleaf Research and Development, Inc. was inactive and had no assets as of September 30, 1998. For the year ended September 30, 1999, and six months ended March 31, 2000, Greenleaf Research and Development, Inc. is part of the consolidated financial statements.

2. On April 13, 1998, GTC acquired 500 shares of common stock of NetHome Media, Inc. This represented a 33-1/3 percent ownership interest at a cost of $300,000. NetHome Media, Inc. ceased doing business and as of September 30 1998, the stock had no market value. The entire investment of $300,000 was deemed worthless and charged to expense.

3. GTC acquired 100% of the outstanding common stock of Gameverse, Inc., from Cybermax, Inc., which is a wholly owned subsidiary of Riverside Group, Inc., based in Jacksonville, Florida. GTC has accounted for the acquisition using the purchase method of accounting and carries the investment using the equity method. GTC acquired Gameverse because of the potential agreement between WAMO/Accolade and GTC to market multiple computer game titles on a single DVD for distribution through the personal computer Original Equipment Manufacturers (OEM) market. The Gameverse network was viewed as another distribution avenue for the DVD's.

4. In payment for the Gameverse acquisition, GTC agreed to issue to Cybermax 14,687,585 shares of GTC common stock. In addition, GTC granted options to Cybermax to purchase, no later then September 30, 2003, 5,733,333 shares at $0.25 per share, and 1,581,249 shares at $0.15 per share.

5. On December 6, 1999, GTC filed a complaint with the United States District Court, District of New Jersey, whereby GTC alleged that Riverside Group, Inc., Cybermax and certain other involved individuals made numerous misrepresentations to GTC to induce GTC to enter into an agreement for the purchase of Gameverse. These misrepresentations included Cybermax's claim that it had developed an expansive Internet network throughout the United States that included numerous "points of presence" (POPS). GTC also alleged that Gameverse represented to have adequate resources and experience to complete the development of various projects that were underway when, in fact, it was inexperienced and inadequate.

     Additionally, GTC alleged that Gameverse claimed to have owned or controlled at least 27 Internet services throughout the United States when, in fact, these representations were false. GTC also alleged that Gameverse knew or should have known that it lacked the capacity to meet obligations set forth in various contracts it was party to. Finally, GTC claimed that a misleading business plan and other materials were presented by Gameverse to corroborate the various misrepresentations noted.

     As a result of the complaint, a settlement agreement was entered into as of January 28, 2000 whereby Cybermax retained 10,000,000 of the GTC shares and 2,000,000 GTC options exercisable at $.25 cents each. A total of 1,687,585 GTC shares and 5,314,582 of GTC options were canceled by GTC without payment to Riverside or Cybermax. Also, 3,000,000 GTC shares were placed in escrow to be sold upon mutually agreeable terms.

     The proceeds will fund a mutually agreeable joint venture for the marketing of technology and Internet related products to be owned in equal amounts by GTC and Riverside. Additionally, Riverside agreed to forgive and discharge GTC's current indebtedness to Riverside in the amount of $111,820, representing reimbursement for employee expenses paid by Riverside subsequent to the closing of the Purchase Agreement. Riverside also made certain other concessions to GTC as part of the settlement agreement.

     The approximate market value of the GTC shares given up under the original terms, exclusive of the value of the options, was in excess of $5,000,000. The financial condition of Gameverse at the time of acquisition showed a net worth of $21,977. At the time of acquisition, based on representation the Directors of GTC believed that valuable intangible assets existed within Gameverse, but shortly after the acquisition concluded that such intangibles did not exist or were seriously impaired.

     Due to the facts noted above, the acquisition of Gameverse has been recorded by GTC under the purchase method using the net worth of $21,977 of Gameverse at the time of acquisition, thereby not attaching any value to intangible assets.

6. On February 23, 1999 GTC announced that it signed an agreement with Infogrames, Inc. and Warner Advanced Media operations, a business unit of Time-Warner, Inc., to form a joint venture called Warner/Infogrames/Greenleaf. The three companies are marketing multiple computer game on a single DVD for distribution through the personal computer Original Equipment Manufacturers (OEM) market. No expenses or income has been generated by the joint venture.

7. On November 4, 1999 GTC acquired all the outstanding shares of FutureCom of South Florida, Inc. in exchange for 4,000,000 shares of GTC's restricted common stock. FutureCom intends to pursue acquisition of radio licenses and systems and has already entered into agreements to acquire four SMR licenses in the 220-222 MHz range at the purchase price of $175,000 per license. The purchase price for each license is to be paid in the form of 350,000 shares of GTC restricted common stock. In addition, GTC has agreed to issue warrants to purchase the same number of shares at $0.50 per share until November 4, 2000. FutureCom has also entered into agreement to acquire a dedicated communication satellite license at a purchase price of $687,500, which price includes amounts to be paid in order to eliminate an encumbrance on the license. The purchase price to be paid in the form of 1,375,000 shares of GTC's restricted common stock, plus warrants to purchase 75,000 shares of common stock at an exercise price of $0.50. GTC also agreed to issue, to the holder of the encumbrance, options to purchase 1,300,000 shares of common stock at a price of $0.50 per share until November 4, 2000. The GTC shares, options and warrants to be issued in connection with SMR licenses and satellite license will be delivered to the sellers and the holder of the encumbrance when the Federal Communications Commission approves the transfer of the respective licenses to FutureCom.

     In addition to the purchase price, GTC has agreed to repay $300,000 owed by FutureCom pursuant to two promissory notes issued. These notes accrue interest at the rate of eight percent per year and payment of all accrued and unpaid principal and interest is due and payable on demand at any time after November 4, 2004. In addition, the notes provide that any payments on the notes prior to November 4, 2004 will be made only at such time the Board of Directors of FutureCom determines that sufficient funds are available for payment. The existing employees of FutureCom were issued 400,000 options to purchase GTC common stock at $0.50 per share until November 4, 2000.

NOTE K - SUBSEQUENT EVENTS

     In July 2000, the Company tentatively agreed to acquire certain assets (the "MCSLink Assets") in exchange for 750,000 shares of the Company's common stock. This transaction also would require the Company to assume approximately $132,000 of MCSLink's liabilities. MCSLink is a newly formed entity created to operate customer service call centers and related information tracking systems for business clients but has not conducted any operations. The Company intends to operate the MCSLink Assets in connection with the unlocking procedures described above under "Background". The MCSLink Assets and the liabilities that may be assumed by the Company were acquired by MCSLink from MultiCom. By July 2000, MultiCom had incurred aggregate net losses of approximately $2,280,000. Also, the Company had previously forwarded funds to and on behalf of MultiCom, including approximately $90,000 to cover MultiCom's payroll during Spring 2000 and approximately $70,000 towards liabilities incurred by MultiCom. Funds advanced in connection with MultiCom's liabilities may offset the liabilities ultimately assumed in the Company's proposed transaction with MCSLink. The Company also has agreed that, if the transaction with MCSLink is consummated, the Company will enter into employment agreements with two of MultiCom's employees. Each agreement is proposed to be for a three-year term. If consummated, one of the employees will receive a salary of $95,000 per year, will be issued 250,000 shares of the Company's restricted common stock upon entering the agreement, and will receive options to purchase up to 100,000 shares for $.75 per share until two years after entering the agreement. The other employee will receive a salary of $80,000 per year, will be issued 25,000 shares of the Company's restricted common stock upon entering the agreement, and will receive options to purchase up to 100,000 shares for $.75 per share until two years after entering the agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     The Company is marketing its encryption products to other businesses as alternatives to traditional marketing devices. For example, if a manufacturer of computer games did not have access to encryption devices, it would be faced with the prospect of packaging only one game per CD-ROM disc; if an end user desired to purchase additional games, the manufacturer would incur additional packaging and shipping costs for each disc delivered. The Company's products are designed to save packaging and shipping costs by allowing multiple games to be packaged on a single CD-ROM disc. In addition, the Company's Internet-related encryption devices allow games to be sold directly to the end user without incurring any packaging or shipping costs.

     The Company's strategy is to build strategic alliances with businesses involved in the manufacture, marketing and distribution of products on computer discs or over the Internet. The Company revenues would result from sales of its encryption devices to those businesses. To this end, the Company has built interlocking strategic relationships with product providers, distributors, and support providers. The Company believes that the largest opportunity for its products and services is the entertainment industry and its strategic alliances are aimed at capturing revenues by selling to businesses in that industry.

     The principal accountant's report on the financial statements for the past year contains a statement to the effect that the Company has an accumulated deficit at September 30, 1999, which raised substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent on its ability to generate sufficient operating cash flows and/or equity or debt financing to meet its obligations and sustain its operations. There can be no assurance that the Company will be successful in raising any required additional financing.

     The management of the Company has identified and intends to pursue new business opportunities in the communications industry. Specific opportunities in this area include the wireless high-speed delivery of data to end users via satellite. For example, the speed of traditional data delivery is limited because it is conducted through ground-based wires and cables. Because satellite communications are not constrained by these physical limitations, data is delivered much more quickly.

     Management believes that consumer demand for digital entertainment, software products and high-speed Internet access is strong and will increase as access systems, such as the Company's proposed new product, become more widely available. The Company is attempting to gain an advantage over potential competitors by developing a fully operational delivery system within the next twelve months. The Company believes that it will offer the first fully developed and operational system of this type. If the Company successfully launches the first such system, it may gain an advantage over potential competitors in this area and that revenues from this new product will eventually enable the Company to become profitable. There are no assurances, however, that the Company will be able to successfully develop this new business.

Revenues

     The Company did not have any operating revenues for the six months ended March 31, 2000 or for the comparable period ending March 31, 1999.

Gross Profit

     The Company did not report any gross profits due to the absence of any revenues during the reporting periods.

Compensation Expenses

     Compensation expenses totaled $924,733 for the six months ended March 31, 2000, or an increase of $451,956 or 96%. The increase was due to new employment contracts with current officers and additional personnel hired during the period.

Selling Expenses

     Selling expenses for six months ended March 31, 2000 decreased by $53,280 or 90% as compared with these expenses for the six months ended March 31, 1999. The decrease was principally due to a reduction in travel and marketing expenses.

Administrative Expenses

     Administrative expenses for the six months ended March 31, 2000 increased by $4.7 million, or 185% as compared to the same category of expenses for the six months ended March 31, 1999. The increase was principally due costs associated with ongoing software development, as well as increased spending for consulting fees.

Other Income and Expense

     Other income and expense for the six months ended March 31, 2000 amounted to a net expense of $1,047,603 compared to a net expense for the six months ended March 31, 1999 of $5,873,020. The decrease of $4,825,417 in other income and expense was primarily due to the equity in net loss of the Gameverse subsidiary, which occurred in the period ending March 31, 1999.

Liquidity and Capital Resources

     Greenleaf's cash position was $2,657,225 as of March 31, 2000 as compared with $87,438 as of March 31, 1999, or an increase of $2,569,787.

     Cash flows from activities during the six month period used cash of $10,010,192, which resulted from a net loss of $9,243,913 adjusted for depreciation and amortization, an increase in assets of $1,674,236, offset by a decrease in current liabilities of $390,816. In addition, cash was used to purchase fixed assets totaling $74,425.

     The net cash provided by financing activities of $14,933,907 for the six months March 31, 2000 consisted of proceeds from the issuance of common stock amounting to $10,673,101, a decrease in borrowing of $179,194 offset by the issuance of long term debt totaling $4,440,000. These proceeds funded operating activities during the six-month period.


                                     PART II

Item 1.  Legal Proceedings.

     The Company is currently involved in certain legal proceedings.

     On August 5, 1999, three individuals associated with a non-active corporation filed a complaint in the 53rd Judicial District Court, Travis County, Texas. The defendants in that suit are the Company, one of its officers, two other employees, and an attorney for the Company. Plaintiffs allege that defendants misappropriated assets and trade secrets allegedly belonging to the non-active corporation. Plaintiffs seek unspecified monetary damages and also request an injunction seeking to prevent further use of the allegedly converted corporate assets and trade secrets. The Company and the individual defendants have answered the complaint and intend to vigorously defend against the plaintiffs' claims. No discovery proceedings have been completed at this time.

     On April 11, 1997, a complaint was filed against National Capital Corporation ("NCC"), a former subsidiary of the Company, and against the former President of NCC, by an individual who previously loaned money to the former President of NCC. The complaint was filed in the 200th Judicial District Court, Travis County, Texas. Plaintiff contends that approximately $86,000 was illegally converted by NCC and/or the former President of NCC, who has since declared bankruptcy. This claim has been partially settled through the application of proceeds from a sale of the former President's property by the bankruptcy trustee. The Company believes that its potential liability in this matter could be approximately $50,000.

     On July 7, 2000, a former employee of the Company filed suit in the 201st Judicial District Court, Travis County, Texas, against the Company, Leonard Berg, Christopher Webster, Richard Margulies, and Richard Wachs. The former employee alleges that (1) in July 1998 he entered into a settlement agreement in connection with his termination of employment by the Company, and (2) the Company breached the alleged settlement agreement.

     The former employee seeks approximately 34,782 shares of the Company's common stock, options to purchase approximately 44,268 shares, and unspecified monetary damages alleged to have been suffered. The Company intends to vigorously defend against the former employee's claim. On October 18, 1999, the Company filed a petition for declaratory judgment and injunctive relief in the 201st Judicial District Court, Travis County, Texas, against two defendants. One defendant is a former at-will employee of the Company who was employed by the Company for less than two weeks. After the Company terminated its at-will employment of the first defendant, that defendant sent the Company a letter which demanded that the Company pay him cash, shares of common stock and options to purchase common stock pursuant to an alleged three-year employment agreement.

     The Company did not enter into any such agreement with the first defendant. After the first defendant was terminated by the Company, the second defendant also sent the Company a letter alleging that the Company agreed to employ him for three years and that he was an employee of the Company. The Company never employed the second defendant and did not enter into any agreement to employ the second defendant. In the second defendant's letter to the Company, he also demanded that the Company pay him money, shares of common stock and options to purchase common stock. The Company seeks return of proprietary information improperly retained by the first defendant, a declaration that the employment agreements alleged by the defendants are unenforceable, and an injunction preventing the defendants from providing Company information to any other persons. The Company has filed a motion for summary judgment in this matter which currently is expected to be considered by the court in August 2000.

     The Company currently does not believe that adverse rulings in any of these proceedings would have a material adverse effect on the Company's operations.

     In a lawsuit filed in the 261st Judicial District Court, Travis County, Texas, on January 14, 1999, a former officer of the Company and a former consultant to the Company alleged that the Company breached employment and/or service agreements. In May 2000, this matter was settled by the Company's agreeing to pay $50,000 in cash as well as to issue an aggregate of 3,000,000 shares of restricted stock to the plaintiffs plus an aggregate of 100,000 shares in payment of legal fees. An additional 3,000,000 shares of common stock were issued in the claimants' names but are being held in escrow until May 6, 2001. After that date, the shares in escrow will be distributed to the Company if the average closing price for the Company's common stock for the 90-day period ending on May 5, 2001 (the "May 2001 Average Price") is at least $1.00 per share. If the May 2001 Average Price is less than $1.00 per share, the plaintiffs will receive that number of shares equal to 3,000,000 multiplied by the May 2001 Average Price and any remaining shares will be returned to the Company.

     On December 6, 1999, the Company filed the Gameverse lawsuit. The Gameverse Lawsuit was filed in the United States District Court for the District of New Jersey against Riverside Group, Inc., Cybermax, Jared Nielsen, Catherine Gray and J. Stephen Wilson. At the time the Acquisition Agreement was entered into, Gameverse was a wholly owned subsidiary of Cybermax, and Cybermax, in turn, was a wholly-owned subsidiary of Riverside Group, Inc. ("Riverside"). The three
individual   defendants  were  officers  and/or  employees  of  Cybermax  and/or
Riverside at all times relevant to the Gameverse Lawsuit. In the Cybermax lawsuit, the Company sought formal rescission of the Acquisition Agreement, return of all payments made by the Company (including all common stock and options to purchase common stock issued to Cybermax), compensatory and punitive damages, interest, and all costs incurred by the Company in connection with the Gameverse lawsuit. By written agreement dated January 28, 2000, all the parties to the Gameverse Lawsuit except Jared Nielsen settled their disputes without admitting fault or liability and agreed to dismiss the suit.

     The material terms of the Gameverse Lawsuit settlement consisted of the following:

o Cybermax retains options to purchase 2,000,000 shares of the Company's common stock for $.25 per share until September 30, 2003;

o All other options issued to Cybermax in connection with the Gameverse acquisition are cancelled;

o Cybermax retains 10,000,000 shares previously issued in connection with the Gameverse acquisition;

o    1,687,585 shares previously issued to Cybermax are cancelled;

o    3,000,000 shares are held in escrow (the "Gameverse Escrow");

o Shares held in the Gameverse Escrow are to be sold and the proceeds used to fund a mutually agreeable, equally owned, joint venture by the Company and Riverside for the marketing of technology and Internet-related products. If, after utilizing their best efforts and negotiating in good faith, the Company and Riverside are unable to agree on the form and operation of the joint venture, the proceeds from the Gameverse Escrow shares will be distributed equally to the Company and Riverside;

o The Company receives an option to purchase up to five percent of the outstanding equity interest in Cybermax for $1,000,000 until September 30, 2003;

o    Riverside    appoints   the   Company   as   its   exclusive   vendor   for
     encryption-related products on an as-needed basis at fair market value;

o    Riverside   agrees  to  retain  Future  Com,  the  Company's   wholly-owned
     subsidiary, for the use of satellite air time and related technology on an as-needed basis at fair market value;

o Riverside forgives and discharges $111,820 previously owed by the Company to Riverside in connection with employee-related expenses incurred in the acquisition of Gameverse; and

o The defendants who participated in the settlement have agreed to indemnify the Company against any costs or damages that may be incurred by the Company in connection with any claims that may be brought by Mr. Nielsen regarding Gameverse.


Item 2.  Change in Securities - Recent Sales of Unregistered Securities.


     During the past three years, the Company has issued shares of its common stock, warrants to purchase shares of its common stock and convertible debentures in the transactions described below which were not registered under the Securities Act of 1933 (the "1933 Act"). These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the 1933 Act and by the provisions of Regulation D promulgated under the 1933 Act. In relying on these exemptions, the Company believed that the individuals and/or entities to whom the securities were issued are either (1) sophisticated investors who were knowledgeable about the Company's operations and financial condition at the time of receipt of the securities and were able to evaluate the risks and merits of receipt of the securities, or (2) accredited investors, as that phrase is defined in Rule 501 of Regulation D.

     In some instances, stock was issued to certain persons in exchange for services performed for the benefit of the Company and each of those persons agreed to accept the shares as compensation for the designated portions of the services they had performed. For additional information regarding shares issued to employees and/or directors of the Company, see "Item 7. Certain Relationships and Related Transactions". The transactions included the following:

o Between October 1, 1999, and May 15, 2000, the Company raised a total of $4,440,000 through private placement sales of its 4% Subordinated Convertible Debentures. The terms of the private placement sales were negotiated during September and October 1999, during which time the market price for the Company's common stock was between $.40 and $.50 per share. The debentures accrue interest at the rate of four percent per year and are convertible into shares of the Company's common stock. Unpaid principal and interest on $1,750,000 of the debentures may be converted into shares at a rate equal to the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five trading days immediately preceding conversion, or (ii) $.25. Unpaid principal and interest on $2,690,000 of the debentures may be converted into shares at a rate equal to the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five trading days immediately preceding conversion, or (ii) $.20. The Company utilized the services of Best Holdings, Ltd. and J.P. Carey Securities, Inc. as placement agents in connection with the placement of the debentures.

o The Company has agreed to pay each placement agent compensation in an amount equal to 10 percent of the principal amount of all debentures sold by that placement agent. The Company also has agreed to issue to the respective placement agents, for each $1 million of debentures sold by that placement agent, a five-year warrant to purchase up to 200,000 shares of common stock at $.50 per share.

o During the period from October 1, 1999 to August 3, 2000, an aggregate of 10,545,805 shares were issued in private placement transactions to 59 persons in exchange for aggregate cash consideration of $3,179,225. An aggregate of 5,831,200 shares, valued by the Company at $5,783,213, were issued to 14 employees and/or directors of the Company for employment-related services on behalf of the Company. Also, separate issuances were made to seven persons, none of whom was a director or executive officer of the Company, of an aggregate of 3,312,379 shares, valued by the Company at $1,894,746, as compensation for services performed on behalf of the Company.

o In July 2000 the Company sold to an investor an aggregate of 4,370,356 shares of common stock in exchange for a total cash investment of $1,090,589. This investor originally desired to purchase 4% Subordinated Convertible Debentures described above. However, the Company determined that the potential sales of common stock described in this paragraph would be more desirable to the Company, and it was able to negotiate these terms. This investor may ultimately invest up to a total of $6,000,000 as negotiated with the investor based on the investor's original inquiry regarding the possibility of acquiring debentures. In initial negotiations, the Company and the investor agreed on a $4,250,000 investment for shares of common stock at the rate of $.25 per share. The investor later desired to increase its investment, and the additional $1,750,000 of the investment was agreed for shares of common stock at the rate of $.30 per share, which price was negotiated based on an increase in the market price of the Company's common stock after the initial negotiations with the investor. The investment has been, and the possible additional investment will be, consummated in reliance on the exemption from registration provided by
     Section 4(2) of the 1933 Act and by the provisions of Regulation D promulgated under the 1933 Act. In relying on these exemptions, the Company believes that the entity to whom the stock has been and may be sold is an accredited investor, as that phrase is defined in Rule 501 of Regulation D. The Company utilized the services of GPS, Ltd. as placement agent in connection with this transaction, and has agreed to pay the placement agent compensation in an amount equal to 10 percent of the investor's total investment pursuant to this transaction.

o In May 2000, the Company sold to an investor an aggregate of 1,200,000 shares of common stock and warrants to purchase up to 1,200,000 shares of common stock for $.50 per share until May 11, 2002, in exchange for a total cash investment of $600,000.

o During the Company's fiscal year ended September 30, 1999, an aggregate of 9,005,000 shares were issued in private placement transactions to 28 persons in exchange for aggregate cash consideration of $1,513,200. Also during this period, 4,000,000 shares, valued by the Company at $750,000, were issued in connection with the Company's acquisition of Future Com. An additional 14,687,785 shares, valued by the Company at $5,875,034, were issued in connection with the Company's acquisition of Gameverse. For further description of these acquisitions, see "Item 1. Description of Business". In addition, separate issuances were made to 19 persons, none of whom was a director or executive officer of the Company, of an aggregate of 3,689,188 shares as compensation for services performed on behalf of the Company. The total amount owed by the Company for these services was $1,864,765. An additional 2,000,000 shares, valued by the Company at $938,000, were issued to a consultant in exchange for the consultant's commitment to enter into an agreement to provide professional services to the Company. Finally, an aggregate of 2,449,356 shares, valued by the Company at $1,611,980, were issued to seven employees and/or directors of the Company for employment-related services on behalf of the Company.

o During the Company's fiscal year ended September 30, 1998, an aggregate of 5,244,999 shares were issued in private placement transactions to 13 persons in exchange for aggregate cash consideration of $1,548,999.

     Also during this period, an aggregate of 8,765,069 shares were issued to 21 holders pursuant to an employment agreement between the Company and Richard Wachs, who then was an officer and director of the Company. (As described above in "Item 1. Description Of Business", Mr. Wachs has since resigned from all positions with the Company and its subsidiaries.) In addition, separate issuances were made to 25 persons, none of whom was a director or executive officer of the Company, of an aggregate of 3,450,200 shares as compensation for services performed on behalf of the Company. The total amount owed by the Company for these services was $991,737. In addition, an aggregate of 1,215,000 shares, valued by the Company at $167,500, were issued to 13 employees and/or directors of the Company for employment-related services on behalf of the Company.

o During the Company's fiscal year ended September 30, 1997, an aggregate of 302,113 shares were issued in connection with the acquisition of BCI. Also during this period, separate issuance's were made to 18 persons, none of whom was a director or executive officer of the Company, of an aggregate of 4,139,082 shares as compensation for services performed on behalf of the Company. The total amount owed by the Company for these services was $1,335,335. In addition, an aggregate of 100,000 shares, valued by the Company at $50,000, were issued to two employees of the Company for employment-related services on behalf of the Company.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders was held on January 5, 2000.

(b) Leonard Berg and Christopher J. Webster were elected as Directors at the Annual Meeting.

(c) The following proposals were voted upon at the meeting and the vote with respect to each matter was:

(1)      Election of Directors

         NOMINEE                     FOR         AGAINST      ABSTAINED

         Leonard Berg             22,286,830      63,913         5,300
         Christopher J. Webster   22,286,830      63,913         5,300

(2)      Proposal  to  amend  the  Company's  Certificate  of  Incorporation  to
         increase   authorized  shares  of  Common  Stock  from  100,000,000  to
         300,000,000

                        FOR:                21,942,836
                        AGAINST:               105,859
                        ABSTAIN:               307,348

(3) Proposal to ratify the Company's acquisition of FutureCom of South Florida, Inc., and related transactions.

                        FOR:                21,952,460
                        AGAINST:               131,000
                        ABSTAIN:                     0

(4) Proposal to ratify the selection by the Board of Directors of Gerald Brignola, C.P.A., P.A. as independent certified accountants for the fiscal year ending September 30, 2000.

                        FOR:                22,224,943
                        AGAINST:                 1,100
                        ABSTAIN:               130,000

(d) There was no proxy contest, so there was no settlement between the Company and any participant.

Item 5.  Other Information - Certain Relationships and Related Transactions

     Leonard Berg has loaned money to the Company for use by the Company as working capital. These loans accrued interest at the rate of nine percent per year. At September 30, 1999 a total of $191,794.91 was owed to Mr. Berg. Since that time, the Company has repaid all monies owed to Mr. Berg.

     In January 2000, the Company agreed to issue to each of Leonard Berg and Christopher J. Webster options to purchase shares of the Company's common stock (the "January 2000 Options"). The January 2000 Options provided that Mr. Berg could purchase up to 7,000,000 shares for $.10 per share until January 10, 2003, and that Mr. Webster could purchase up to 7,000,000 shares for $.10 per share until January 10, 2003. Each of Messrs. Berg and Webster subsequently exercised all of the January 2000 Options as well as all other options held by each of them. Mr. Berg paid the exercise price for all of his January 2000 Options and other options by delivering to the Company a promissory note in the face amount of $1,403,060.80 with interest at the rate of eight percent per year, as well as shares of common stock owned by him. Mr. Webster paid the exercise price for all of his January 2000 and other options by delivering to the Company a promissory note in the face amount of $738,790.45 also with interest at the rate of eight percent per year as well as shares of common stock owned by him. None of the shares of stock delivered towards the exercise price of the options consisted of shares delivered upon exercise of the options. A portion of the shares issued upon the exercise of options have been placed in escrow (the "Option Escrow"). The shares in the Option Escrow consist of those shares for which a portion of the exercise price was paid for in the form of promissory notes.

     As of the date of filing this Amendment No. 1 to the Company's General Form For Registration Of Securities on Form 10-SB, a total of 9,187,072 shares are being held in the Option Escrow for the benefit of Mr. Berg and a total of 7,258,603 shares are being held in the Option Escrow for the benefit of Mr. Webster.

     On February 12, 1999 and October 2, 1998, certain of the Company's directors and officers, as well as a beneficial owner of more than five percent of the Company's Common Stock, exercised options to purchase shares of Common Stock. In all cases, promissory notes were used in payment of the exercise price for the options, and the shares received upon exercise were subject to the Option Escrow provisions described above. Each of the notes bears interest at the rate of six percent per year. Following is a schedule of each exercise:

                                                                                       Face value of
                                                                                     promissory note in     Payment of
                                                             Number of shares     favor of the Company in    note due
                               Date of     Exercise price     received upon         payment of exercise       on or
           Name                exercise      per share           exercise                  price              before
----------------------------------------------------------------------------------------------------------------------
Leonard Berg                   02/12/99         $.25             2,100,000                $525,000           08/01/01

                               10/02/98         $.25              900,000                 $225,000           04/02/01

Christopher J. Webster         02/12/99         $.25             1,467,908                $366,977           08/01/01

                               10/02/98         $.25              225,000                 $56,250            04/02/01

Richard E. Wachs (1)           02/12/99         $.15             1,700,000                $255,000           08/01/01

Richard Margulies (2)          02/12/99         $.25             2,100,000                $525,000           08/01/01

                               10/02/98         $.25              900,000                 $225,000           04/02/01

     (1) As of October 13, 1999, Mr. Wachs resigned from all positions with the Company and its subsidiaries.

     (2) At the time of this transaction, Mr. Margulies was a beneficial owner of more than five percent of the Company's outstanding Common Stock.

     As of August 7, 2000, Mr. Margulies has paid a total of approximately $122,500 towards the notes issued by him in connection with the option exercises described in the preceding table, and the shares corresponding to the amounts paid by Mr. Margulies have been released to Mr. Margulies out of the Option Escrow. Except as described above regarding Messrs. Berg and Webster, all the other shares issued upon the exercise of options described in the preceding table remain in the Option Escrow.

     The following schedule details issuances of Common Stock valued at greater than $60,000 for services performed on the Company's behalf by the Company's directors, executive officers and each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

     October 1, 1999 to August 7, 2000:


                                                                  Closing price
                                                                  per share
                                Date of             # of          on date of
         Name                   transaction      shares issued    transaction
--------------------------------------------------------------------------------
Christopher J. Webster (1)      10-19-99           500,000            $0.435
Christopher J. Webster (1)       3-28-00         1,000,000            $2.375
Leonard Berg (2)                 4-28-00           500,000            $1.26
Lon T. Berg (3)                  3-24-00           100,000            $2.52



     Fiscal year ended September 30, 1999:

                                                                  Closing price
                                                                  per share
                                Date of             # of          on date of
         Name                   transaction      shares issued    transaction(1)
--------------------------------------------------------------------------------
Leonard Berg (2)                  7-6-99            286,673           $0.51
Leonard Berg (2)                  2-2-99            258,292           $1.312
Thelma Berg (4)                   2-2-99            459,708           $1.312
Christopher J. Webster (1)        4-8-99          1,000,000           $1.187
Lon T. Berg (3)                   2-2-99            300,000           $1.312
Richard Margulies (5)            6-29-99            500,000           $0.56

     Fiscal year ended September 30, 1998:

                                                                  Closing price
                                                                  per share
                                Date of             # of          on date of
         Name                   transaction      shares issued    transaction(1)
--------------------------------------------------------------------------------
Leonard Berg (2)                11-19-97          500,000             $0.25
Thelma Berg (4)                 11-19-97          350,000             $0.25
Richard Margulies (5)           11-19-97          500,000             $0.25


     (1) Mr. Webster is the Vice-Chairman, Executive Vice President and a director of the Company.

     (2) Mr. Leonard Berg is the Chairman Of The Board, Chief Executive Officer, President and a director of the Company. Leonard Berg is the father of Lon T. Berg, the Company's Vice President of Marketing.

     (3) Lon T. Berg is the Company's Vice President Of Marketing and is the son of Leonard Berg the Chairman Of The Board, Chief Executive Officer, President and a director of the Company.

     (4) Thelma Berg is the wife of Leonard Berg.

     (5) At the time of these transactions, Mr. Margulies was a beneficial owner of more than five percent of the Company's common stock.

     Except as described above, during the past two years there were no transactions between the Company and its directors, executive officers or known holders of more than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     The following exhibits marked with a footnote reference were filed with a Registration Statement on Form 10-SB filed by the Company pursuant to Section 12
(g) of the Securities and Exchange Act of 1934, as amended, and are incorporated herein by this reference. If no footnote reference is made, the exhibit is filed with this Report.

Number   Description

2.1 Agreement with Cybermax Tech, Inc. regarding acquisition of Gameverse, Inc. (1)

2.2 Stock Exchange Agreement regarding acquisition of Future Com South Florida, Inc. (1)

3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State on October 9, 1986. (1)

3.2 Certificate Of Amendment to the Certificate of Incorporation filed with the Delaware Secretary Of State on December 3, 1997. (1)

3.3 Certificate Of Amendment to the Certificate of Incorporation filed with the Delaware Secretary Of State on May 1, 2000.

3.4      Amended And Restated Bylaws (1)

4.1      Specimen Common Stock Certificate (1)

10.1     License and Revenue Sharing Agreement regarding Broadcast DVD, Inc. (1)

10.2 License Agreement regarding Accolade, Inc. and Warner Advanced Media Operations (1)

11.1 Statement re: computation of per share earnings- Incorporated by reference to the financial statements included in Part F/S of this General Form For Registration Of Securities Of Small Business on Form 10-SB (1)

21.1     Subsidiaries of the Registrant (all are 100% owned):

         Greenleaf Research and Development, Inc., a Delaware corporation Future Com South Florida, Inc., a Florida corporation
         Gameverse, Inc., a Florida corporation
         Greenleaf Ventures, Inc., a Delaware corporation (inactive) ByteCast.com, Inc., a Delaware corporation (inactive)
         Dotcom.com, Inc., a Delaware corporation (inactive)
         Vector North America, Inc., a Delaware corporation (inactive)

         o It currently is anticipated that when Vector North America, Inc. becomes active, if ever, the Company will own 49% of the outstanding equity interests in Vector North America, Inc.

24.1     Power of Attorney (1)

27       Financial Data Schedule
____________________
(1)      Incorporated   by  referenced  from   Registrant's   General  Form  For
         Registration Of Securities Of Small Business on Form 10-SB filed with the Commission on November 15, 1998.

(b)      Reports of Form 8-K

         None.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GREENLEAF TECHNOLOGIES CORPORATION



Date:  August 14, 2000           By:/s/Leonard Berg
                                 --------------------------------------------
                                       Leonard Berg, Chief Executive Officer


                                 By:/s/Robert A. Parsons
                                 -----------------------
                                       Robert A. Parson, Chief Financial Officer