Form 10QSB
period 1999-12-31
GREENLEAF TECHNOLOGIES CORP
filed 2000-08-16
CIK 1098826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Quarter ended December 31, 1999

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

                                December 31, 1999

                                     PART I


                                                                                                Page
                                                                                                Number

Item 1.       Financial Statements..................................................................3

              Balance Sheet at December 31, 1999 and December 31, 1998..............................3

              Statements of Operations - Consolidated for the three
              months ended December 31, 1999 and December 31, 1998..................................5

              Statement of Cash Flows - Consolidated for the three months ended December 31, 1999 and December 31, 1998.........................................6

              Notes to Financial Statements.........................................................7

Item 2.       Management's Discussion and Analysis or Plan Of Operations...........................18


                                    PART II


Item 1.       Legal Proceedings....................................................................20

Item 2.       Changes in Securities................................................................23

Item 3.       Defaults Upon Senior Securities......................................................26

Item 4.       Submission of Matters to a Vote of Security Holders..................................26

Item 5.       Other Information....................................................................27

Item 6.       Exhibits and Reports on Form 8-K.....................................................29

Signatures    .....................................................................................31

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                          Balance Sheet - Consolidated
                        December 31, 1999 and December 31, 1998


                                                              December 31,            December 31,
ASSETS                                                            1999                     1998
                                                              ------------            ------------

CURRENT ASSETS
      Cash and Equivalents                                    $    145,368            $   266,212

      Prepaid Expense                                              177,177                 23,925

      Stock Subscriptions and Interest Receivable                2,668,950                646,500
                                                              ------------            ------------
           TOTAL CURRENT ASSETS                                  2,991,495                936,637



EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                         162,157                162,817


OTHER ASSETS

      Security Deposits                                              8,281                  6,131

      Investment in Subsidiaries                                    21,977                      0
                                                              ------------            ------------
           TOTAL OTHER ASSETS                                       30,258                  6,131
                                                              ------------            ------------

           TOTAL ASSETS                                       $  3,183,910            $ 1,105,585
                                                              ============            ============










                 See accompanying notes to financial statements

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                          Balance Sheet - Consolidated
                     December 31, 1999 and December 31, 1998

                                                                March 31,               March 31,
                                                                  2000                      1999
                                                              ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                        $   170,696             $    38,690
      Accrued Expense and Taxes Payable                           871,436                  85,031
      Due to Related Parties                                      195,004                   5,335
      Loans Payable                                               353,600                       0
                                                              ------------            ------------
           TOTAL CURRENT LIABILITIES                            1,590,736                 129,056

LONG-TERM LIABILITIES
           TOTAL LONG-TERM LIABILITIES                                  0                       0

STOCKHOLDERS' EQUITY
      Common Stock, $.001 par value, 300,000,000
           Shares and 75,181,000 and 50,572,000
           Shares issued and outstanding, respectively             75,181                  50,572
      Additional Paid in Capital                               13,771,192              11,951,284
      Less Cost of Treasury Stock, 489,093 shares                 (36,682)                      0
      Accumulated (Deficit)                                   (12,216,517)            (11,025,327)
                                                              ------------            ------------
           TOTAL STOCKHOLDERS' EQUITY                           1,593,174                 976,529
                                                              ------------            ------------
           TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                         $ 3,183,910             $ 1,105,585
                                                              ============            ============












                 See accompanying notes to financial statements

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                     Statement of Operations - Consolidated
           Three Months Ended December 31, 1999 and December 31, 1998


                                                             December 31,            December 31,
                                                                  1999                    1998
                                                             -------------           -------------
REVENUE                                                      $          0            $          0

COST OF SALES                                                           0                       0
                                                             -------------           -------------
GROSS PROFIT                                                            0                       0


OPERATING AND ADMINISTRATIVE EXPENSES
     Compensation                                                 360,994                 259,439
     Selling Expenses                                               6,981                  25,741
     Administrative                                               773,310                 684,594
                                                             -------------           -------------
                                                                1,141,285                 969,774


OTHER INCOME AND EXPENSE
     Interest Income                                               35,865                   1,199
     Interest Expense                                                 (61)                      0
     Equity in Net Loss of Subsidiary, FutureCom, Inc.         (1,050,000)                      0
     Equity in Net Loss of Subsidiary, Gameverse, Inc.                  0              (5,875,034)
                                                             -------------           -------------
                                                               (1,014,196)             (5,873,835)
                                                             -------------           -------------
        NET LOSS                                               (2,155,481)             (6,843,609)

Accumulated (deficit) - beginning                             (10,061,036)             (4,181,718)
                                                             -------------           -------------
Accumulated (deficit) - ending                               $(12,216,517)           $(11,025,327)
                                                             =============           =============
Earnings Per Share - basic                                   $     (0.030)           $     (0.179)
                                                             =============           =============



                 See accompanying notes to financial statements

                          Greenleaf Technologies, Inc.
                          (A Development Stage Company)
                      Statement of Cash Flows- Consolidated
           Three Months Ended December 31, 1999 and December 31, 1998

                                                                          December 31,               December 31,
                                                                              1999                       1998
                                                                          -------------              -------------
Cash flows from operating activities
     Net Income (Loss)                                                    $ (2,155,482)              $ (6,843,609)
     Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation and amortization                                         10,642                     10,642
          (Increase) decrease in prepaid expenses                              (12,865)                         0
          (Increase) decrease in other assets                                        0                     23,925
          Increase (decrease) in accounts payable                             (137,968)                  (203,047)
          Increase (decrease) in accrued liabilities                           495,293                    (29,979)
          (Increase) decrease in stock subscriptions received                  210,536                   (646,500)
          Increase (decrease) in payroll taxes payable                        (150,510)                         0
          (Increase) decrease in security deposits                                (300)                         0
                                                                           -------------             -------------
          Total adjustments                                                    414,828                   (844,959)
                                                                           -------------             -------------
     Net cash provided (used) by operating activities                       (1,740,654)                (7,688,568)

Cash flow from investing activities:
          Cash payments for the purchase of property                           (33,209)                   (15,489)
          Cash payments for investments                                        (21,977)                         0
                                                                            -------------             -------------
     Net cash provided (used) by investment activities                         (55,186)                   (15,489)

Cash flow from financing activities:
          Proceeds from issuance of common stock                             1,418,710                  7,905,747
          Net borrowings from stockholders                                     (58,873)                    (3,900)
          Proceeds from issuance of long-term debt                             495,000                          0
                                                                            -------------             -------------
     Net cash provided (used) by financing activities                        1,854,837                  7,901,847

Net increase (decrease) in cash and equivalents                                 58,997                    197,790
Cash and equivalents, beginning of year                                         86,371                     68,422
                                                                            -------------             -------------
Cash and equivalents, end of quarter                                        $  145,368               $    266,212

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest Expense                                                     $         61               $          0


                 See accompanying notes to financial statements

                           GREENLEAF TECHNOLOGIES INC.
                          (A Development stage Company)
                          Notes to Financial Statements
                      Three Months Ended December 31, 1999

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

Advertising and Promotion

     GTC expenses advertising and promotion costs as they are incurred. Advertising and promotion expenses for the three months ended December 31, 1999 were $6,981.

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

Product and Development Costs

     GTC charges product and development costs, which are not incurred in conjunction with contractual obligations, to expense as incurred. During the three months ended December 31, 1999, product and development costs are recorded as part of Administrative Expense.

Consolidation Policy

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

     GTC's cash requirements for the balance of the year is estimated to be approximately $4,050,000 and management believes it has sufficient cash on hand or has the ability to raise the necessary capital to meet that requirement. However, there can be no assurances that it can.

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

     Equipment   and   leasehold    improvements   are   summarized   by   major
classifications as follows:

                                               December 31, 1999
                                               -----------------
         Office Equipment                         $   164,823
         Office Furniture                              50,521
         Leasehold Improvements                         4,459
                                               -----------------
                                                  $   219,803

         Less accumulated Depreciation                (57,646)
                                                --------------
                                                  $   162,157
                                                ==============

NOTE D - INCOME TAXES

Operating Loss

     GTC as of December 31, 1999 has loss carryforwards totaling $12,216,517 that may be offset against future taxable income.

Components - Current and Deferred

The provision for income taxes consist of the following components:

                                            December 31, 1999
                                            -----------------
         Current Taxes                      $           0
         Deferred                              (4,154,227)
                                            -----------------
                                            $  (4,154,227)
                                            -----------------

     Based on management's present assessment, GTC has not yet determined it to be more likely than not that a deferred long term tax asset of $4,154,227 attributable to the future utilization of $12,216,517 of net operating loss carryforwards as of December 31, 1999, will be realized. Accordingly, GTC has provided 100% allowance against the net deferred tax asset in the financial statements as of December 31, 1999. GTC will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carryforwards will expire as follows:

                     Year Ended                      Deferred
                     September 30                    Tax Asset
                     -----------------------------------------
                          2012                    $    84,854
                          2013                      1,340,159
                          2014                      1,996,350
                          2015                        732,864
                                                  ------------
                                                  $ 4,154,227
                                                  -----------

Net deferred tax benefit                          $ 4,154,227
                                                  ------------

NOTE E - LEASING ARRANGEMENTS

     GTC conducts its Austin operations from facilities that are leased under a five year non-cancelable operating lease from Colina West Limited with 39 months remaining before expiring on June 30, 2003. The monthly minimum rental obligation amount to be paid to Colina West Limited is $12,405.40. The monthly minimum rental obligation escalates after each anniversary date, July 1, 1999. After July 1, 1999, the rental obligation amount will be $12,982.50. After July 1, 2000, and subsequent years, the rental obligation amount will be $13,848.00.


     The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 1999:

                     Year Ended
                     September 30                    Amount
                     ---------------------------------------
                          2000                    $ 118,574
                          2001                      166,176
                          2002                      166,176
                          2003                      124,632
                                                  ----------
                                                  $ 575,558
                                                  ----------

     GTC formerly conducted its New Jersey operations from facilities that are leased under a three-year noncancelable operating lease from MRC Holdings, Inc., with 48 months remaining before expiring on March 15, 2004. The monthly minimum rental obligation amount to be paid to MRC Holdings, Inc., is $5,659.92. The facilities are currently subleased with no monthly payment shortage obligation by GTC. The following is a schedule of contingent future minimum rental payments required under the above operating lease as of December 31, 1999:

                     Year Ended
                     September 30                    Amount
                     ---------------------------------------
                          2000                    $  50,940
                          2001                       67,919
                          2002                       67,919
                          2003                       67,919
                          2004                       33,960
                                                  ----------
                                                  $ 288,657
                                                  ----------

     GTC has leased a corporate apartment to house its out of town business guests in Austin, Texas, under a six-month non-cancelable operating lease from Riata Apartments. The lease took effect October 1, 1999, and will have six (6) months remaining before expiring on March 31, 2000. The monthly minimum rental obligation to be paid to Riata Apartments is $1,040. No additional future minimum rental payments are required under the above operating lease as of December 31, 1999.

     The following is a schedule of contingent future minimum rental payments required under the above operating lease as of December 31, 1999:

Year Ended
                     September 30                    Amount
                     ---------------------------------------
                          2000                    $  3,120
                                                  ----------
                                                  $  3,120
                                                  ----------

     GTC executed an operating lease with Great America Leasing Corporation for a Toshiba 1710 copier at the Austin office. The terms of the lease call for 36 monthly rental payments of $95.37 including tax. The lease was executed on March 3, 1998. On March 1, 2000, the lease was paid in full, exercising an option to purchase the equipment. No additional furniture rental payments are required under the above operating lease as of December 31, 1999.

     GTC executed an operating lease with SecurityLink Corporation for a five-zone security system and monitoring services at the Austin office. The terms of the lease call for 60 monthly rental payments of $25.70 including tax. The lease was executed May 1, 1998. The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 1999.

                     Year Ended
                     September 30                    Amount
                     ---------------------------------------
                          2000                    $    231
                          2001                         308
                          2002                         308
                          2003                         180
                                                  ----------
                                                  $  1,027
                                                  ----------

NOTE F - NOTES RECEIVABLE

     GTC issued 11,762,908 restricted shares of common stock to various directors, officers, employees, and other individuals for notes receivable that are collateralized by promissory notes receivable which are payable in 30 months at 6% and 8% per annum as follows:

                                                                  Cumulative          Cumulative
                               Number                Notes         Principal             Accrued              Total
                            of Shares           Receivable         Reduction            Interest               Note
                           -----------------------------------------------------------------------------------------
 Officers and
    Directors               4,692,908           $1,078,936        $        0           $  65,281         $1,144,217
    Employees                 100,000               25,000                 0               1,526             26,526
    Other                   6,970,000            1,572,500           166,402              92,109          1,498,207
                          ------------------------------------------------------------------------------------------
Total                      11,762,908           $2,676,436        $  166,402           $ 158,916         $2,668,950
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

     As of December 31, 1999, $495,000 has been received towards the issuance of the subordinated convertible debentures. The exact issue date and final terms of the debenture were not finalized until May 5, 2000. The $495,000 is reported on GTC's balance sheet under other accrued liabilities. No interest expense has been accrued or reported on these financial statements.

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

NOTE J - ACQUISITIONS

1. On July 17, 1998 GTC formed a wholly owned subsidiary, Greenleaf Research and Development, Inc., which was incorporated in the State of Delaware. Greenleaf Research and Development, Inc. was inactive and had no assets as of September 30, 1998. For the year ended September 30, 1999, and three months ended December 31, 1999, Greenleaf Research and Development, Inc. is part of the consolidated financial statements.

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

4. On February 23, 1999 GTC announced that it signed an agreement with Infogrames, Inc. and Warner Advanced Media operations, a business unit of Time-Warner, Inc., to form a joint venture called Warner/Infogrames/Greenleaf. The three companies are marketing multiple computer game on a single DVD for distribution through the personal computer Original Equipment Manufacturers (OEM) market. No expenses or income has been generated by the joint venture.

5. On November 4, 1999 GTC acquired all the outstanding shares of FutureCom of South Florida, Inc. in exchange for 4,000,000 shares of GTC's restricted common stock. FutureCom intends to pursue acquisition of radio licenses and systems and has already entered into agreements to acquire four SMR licenses in the 220-222 MHz range at the purchase price of $175,000 per license. The purchase price for each license is to be paid in the form of 350,000 shares of GTC restricted common stock. In addition, GTC has agreed to issue warrants to purchase the same number of shares at $0.50 per share until November 4, 2000. FutureCom has also entered into agreement to acquire a dedicated communication satellite license at a purchase price of $687,500, which price includes amounts to be paid in order to eliminate an encumbrance on the license. The purchase price to be paid in the form of 1,375,000 shares of GTC's restricted common stock, plus warrants to purchase 75,000 shares of common stock at an exercise price of $0.50. GTC also agreed to issue, to the holder of the encumbrance, options to purchase 1,300,000 shares of common stock at a price of $0.50 per share until November 4, 2000. The GTC shares, options and warrants to be issued in connection with SMR licenses and satellite license will be delivered to the sellers and the holder of the encumbrance when the Federal Communications Commission approves the transfer of the respective licenses to FutureCom.

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

Revenues

     The Company did not have any operating revenues for the three months ended December 31, 1999 or for the comparable period ending December 31, 1998.

Gross Profit

     The Company did not report any gross profits due to the absence of any revenues during the reporting periods.

Compensation Expenses

     Compensation expenses totaled $360,994 for the three months ended December 31, 1999, or an increase of $101,555 or 39% over the comparable period in 1998. The increase was due to new employment contracts with current officers and additional personnel hired during the period.

Selling Expenses

     Selling expenses for three months ended December 31, 1999 decreased by $18,760 or 73% as compared with these expenses for the three months ended December 31, 1998. The decrease was principally due to a reclassification of travel expenses.

Administrative Expenses

     Administrative expenses for the three months ended December 31, 1999 increased by $88,716, or 13% as compared to the same category of expenses for the three months ended December 31, 1998. The increase was principally due costs associated with ongoing software development, as well as increased spending for consulting fees.

Other Income and Expense

     Other income and expense for the three months ended December 31, 1999 amounted to a net expense of $1,014,196 compared to a net expense for the three months ended December 31, 1998 of $5,873,034. The decrease of $4,859,639 in other income and expense was primarily due to the equity in net loss of the Gameverse subsidiary, which occurred in the first quarter ending December 31, 1998.

Liquidity and Capital Resources

     Greenleaf's cash position was $145,368 as of December 31, 1999 as compared with $266,212 as of December 31, 1998, or a decrease of $120,844.

     Cash flows from activities during the three month period used cash of $1,740,654, which resulted from a net loss of $2,155,482 adjusted for depreciation and amortization, an decrease in assets of $197,371 offset by a increase in current liabilities of $206,815. In addition, cash was used to purchase fixed assets totaling $33,209 and payments of $21,977 for investments.

     The net cash provided by financing activities of $1,854,837 for the three months December 31, 1999 consisted of proceeds from the issuance of common stock amounting to $1,418,710, a decrease in borrowing of $58,873 offset by the issuance of long term debt totaling $495,000. These proceeds funded operating activities during the six-month period.


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

     As of the date of filing of the Amendment No. 1 to the Company's General Form For Registration Of Securities on Form 10-SB, a total of 9,187,072 shares are being held in the Option Escrow for the benefit of Mr. Berg and a total of 7,258,603 shares are being held in the Option Escrow for the benefit of Mr. Webster.

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

2.1 Agreement with Cybermax Tech, Inc. regarding acquisition of Gameverse, Inc. (1)

2.2 Stock Exchange Agreement regarding acquisition of Future Com South Florida, Inc. (1)

3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State on October 9, 1986. (1)

3.2 Certificate Of Amendment to the Certificate of Incorporation filed with the Delaware Secretary Of State on December 3, 1997. (1)

3.3 Certificate Of Amendment to the Certificate of Incorporation filed with the Delaware Secretary Of State on May 1, 2000. (1)

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



                                    GREENLEAF TECHNOLOGIES CORPORATION



Date:  August 16, 2000           By:/s/Leonard Berg
                                 --------------------------------------------
                                       Leonard Berg, Chief Executive Officer


                                 By:/s/Robert A. Parsons
                                 -----------------------
                                       Robert A. Parson, Chief Financial Officer