Form 10QSB
period 2000-06-30
GREENLEAF TECHNOLOGIES CORP
filed 2000-08-22
CIK 1098826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Quarter ended June 30, 2000

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
Yes  X    No
   -----    -----



 As of August 18, 2000, 115,294,655 shares of the Common Stock were outstanding.

                       GREENLEAF TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                Form 10-QSB Index

                                  June 30, 2000

                                     PART I

                                                                                                 Page
                                                                                               Number
Item 1.       Financial Statements..................................................................3

              Balance Sheet at June 30, 2000 and June 30, 1999......................................3

              Statements of Operations - Consolidated for the quarter
              and nine months ended June 30, 2000 and June 30, 1999.................................5

              Statement of Cash Flows - Consolidated for the nine months ended June 30, 2000 and June 30, 1999.................................................7

              Notes to Financial Statements.........................................................8

Item 2.       Management's Discussion and Analysis or Plan Of Operations...........................20

                                     PART II


Item 1.       Legal Proceedings....................................................................22

Item 2.       Changes in Securities................................................................25

Item 3.       Defaults Upon Senior Securities......................................................28

Item 4.       Submission of Matters to a Vote of Security Holders..................................28

Item 5.       Other Information....................................................................29

Item 6.       Exhibits and Reports on Form 8-K.....................................................32

Signatures    .....................................................................................34

                       GREENLEAF TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                          BALANCE SHEET - Consolidated
                             June 30, 2000 and 1999

                                                                       June 30,                   June 30,
                                                                         2000                       1999
                                                                     -----------               -----------
ASSETS

CURRENT ASSETS
     Cash and Equivalents                                            $ 1,146,466               $    87,269
     Prepaid Expense                                                     163,344                    19,490
     Stock Subscriptions and Interest Receivable                       4,941,007                 2,734,055
                                                                     -----------               -----------
TOTAL CURRENT ASSETS                                                   6,250,817                 2,840,814

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                               371,385                   126,547

OTHER ASSETS
     Organization Expense - Net                                                0                     1,719
     Loans Receivable                                                     50,000                         0
     Security Deposits                                                     8,281                     3,501
     Investment in SMR Licenses                                        1,237,500                         0
     Advances and Unsecured Loans                                        466,000                    15,000
                                                                     -----------               -----------
      TOTAL OTHER ASSETS                                               1,761,781                    20,220
                                                                     -----------               -----------
      TOTAL ASSETS                                                   $ 8,383,983               $ 2,987,581
                                                                     ===========               ===========






                 See accompanying notes to financial statements

                       GREENLEAF TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                          BALANCE SHEET - Consolidated
                         June 30, 2000 and June 30, 1999

                                                                       June 30,                   June 30,
                                                                         2000                       1999
                                                                     ------------              ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                $    35,139               $   360,694
     Accrued Expense and Taxes Payable                                   138,070                   131,077
     Accrued Interest Expense                                             44,400                         0
     Due to Related Parties                                               87,165                   173,945
     Loans Payable                                                       424,218                         0
                                                                     ------------              ------------
      TOTAL CURRENT LIABILITIES                                          728,992                   665,716

LONG-TERM LIABILITIES
     4% Convertible Debentures                                         4,440,000                         0
                                                                     ------------              ------------
TOTAL LONG-TERM LIABILITIES                                            4,440,000                         0

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 300,000,000 shares
   authorized and 109,619,769 and 63,261,530 shares
   issued and outstanding, respectively                                  109,620                    63,262
Additional Paid In Capital                                            24,074,049                16,530,032
Less Cost of Treasury Stock, 489,093 shares                              (36,682)                        0
Accumulated (Deficit)                                                (20,931,996)              (14,271,429)
                                                                     ------------              ------------
TOTAL STOCKHOLDERS' EQUITY                                             3,214,991                 2,321,865
                                                                     ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 8,383,983               $ 2,987,581
                                                                     ============              ============






                 See accompanying notes to financial statements

                       Greenleaf Technologies Corporation
                          (A Development Stage Company)
                     Statement of Operations - Consolidated
               Three Months Ended June 30, 2000 and June 30, 1999

                                                                      June 30,                   June 30,
                                                                        2000                       1999
                                                                  --------------             --------------
REVENUES                                                          $           0              $           0

COST OF SALES                                                                 0                          0
                                                                  --------------             --------------
GROSS PROFIT                                                                  0                          0

OPERATING AND ADMINISTRATIVE EXPENSES
     Compensation                                                       536,059                    185,033
     Selling Expenses                                                       440                     14,481
     Administrative                                                   1,055,041                  2,258,039
                                                                  --------------             --------------
                                                                      1,591,540                  2,457,553

OTHER INCOME EXPENSE:
     Interest Income                                                     76,342                      2,158
     Interest Expense                                                   (51,849)                        30
     Settlement of Lawsuit Expense                                      (60,000)                         0
     Equity in Net Loss of Subsidiary, NetHome Media                          0                   (228,416)
     Equity in Net Loss of Subsidiary, FutureCom, Inc.                        0                          0
     Equity in Net Loss of Subsidiary, Gameverse, Inc                         0                     19,073
                                                                  --------------             --------------
                                                                        (35,507)                  (207,155)
                                                                  --------------             --------------
          NET LOSS                                                   (1,627,047)                (2,664,708)

Accumulated (deficit) - beginning                                   (19,304,949)               (11,606,721)
                                                                  --------------             --------------
Accumulated (deficit) - ending                                    $ (20,931,996)             $ (14,271,429)
                                                                  ==============             ==============
Earnings Per Share - basic                                        $      (0.016)             $      (0.043)
                                                                  ==============             ==============





                 See accompanying notes to financial statements

                       Greenleaf Technologies Corporation
                          (A Development Stage Company)
                     Statement of Operations - Consolidated
                Nine Months Ended June 30, 2000 and June 30, 1999

                                                                      June 30,                   June 30,
                                                                        2000                       1999
                                                                   -------------             --------------
REVENUE                                                            $          0              $           0

COST OF SALES                                                                 0                          0
                                                                   -------------             --------------
GROSS PROFIT                                                                  0                          0

OPERATING AND ADMINISTRATIVE EXPENSES

     Compensation                                                     1,460,792                    657,810
     Selling Expenses                                                     6,168                     73,489
     Administrative                                                   8,320,890                  4,808,170
                                                                   -------------             --------------
                                                                      9,787,850                  5,539,469

OTHER INCOME AND (EXPENSE)
     Interest Income                                                    148,071                      4,337
     Interest Expense                                                   (61,181)                      (135)
     Settlement of Lawsunse                                            (120,000)                         0
     Equity in Net Loss Subsidiary, Net Home Media                            0                   (228,416)
     Equity in Net Loss of Subsidiary, FutureCom, Inc.               (1,050,000)                         0
     Equity in Net Loss of Subsidiary, Gameverse, Inc.                        0                 (5,855,961)
                                                                   -------------             --------------
                                                                     (1,083,110)                (6,080,175)
                                                                   -------------             --------------
          NET LOSS                                                  (10,870,960)               (11,619,644)

Accumulated (deficit) - beginning                                   (10,061,036)                (2,651,785)
                                                                   -------------             --------------
Accumulated (deficit) - ending                                     $(20,931,996)             $ (14,271,429)
                                                                   =============             ==============
Earnings Per Share - basic                                         $     (0.118)             $      (0.204)
                                                                   =============             ==============




                 See accompanying notes to financial statements

                       GREENLEAF TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                     STATEMENT OF CASH FLOWS - Consolidated
                    Nine Months Ended June 30, 2000 and 1999

                                                                         June 30,                 June 30,
                                                                           2000                     1999
                                                                     --------------           --------------
Cash flows from operating activities
     Net Income (Loss)                                               $ (10,870,960)           $ (11,619,644)
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                        38,377                   20,377
       (Increase) decrease in prepaid expenses                                 968                   15,000
       (Increase) decrease in other assets                                       0                1,316,414
       Increase (decrease) in accounts payable                            (273,525)                 187,162
       Increase (decrease) in accrued liabilities                          443,618                   (1,841)
       Increase (decrease) in deferred taxes payable                             0                  389,833
       (Increase) decrease in stock subscriptions rec.                  (2,061,521)                       0
       (Increase) decrease in advances & unsecured loans rec.             (466,000)                       0
       Increase (decrease) in payroll taxes payable                       (222,183)                       0
       Undistributed (earnings) loss of affiliate                                0                 (178,948)
       (Increase) decrease in security deposits                               (300)                       0
                                                                     --------------           --------------
       Total adjustments                                                (2,540,566)               1,747,997
                                                                     --------------           --------------
     Net cash provided (used) by operating activities                  (13,411,526)              (9,871,647)

Cash flow from investing activities:
     Cash payments for the purchase of property                           (270,173)                 (21,430)
     Cash payments for investments                                      (1,287,500)                 (15,000)
                                                                     --------------           --------------
   Net cash provided (used) by investing activities                     (1,557,673)                 (36,430)

Cash flow from financing activities:
     Proceeds from issuance of common stock                             11,756,006               12,497,185
     Net borrowings from stockholders'                                    (166,712)              (2,569,345)
     Proceeds from issuance of long-term debt                            4,440,000                        0
                                                                     --------------           --------------
   Net cash provided (used) by financing activities                     16,029,294                9,927,840

Net increase (decrease) in cash and equivalents                          1,060,095                   19,763
Cash and equivalents, beginning of year                                     86,371                   67,506
                                                                     --------------           --------------
Cash and equivalents, end of period                                  $   1,146,466            $      87,269
                                                                     ==============           ==============
Supplemental disclosures of cash flow information:
Cash paid during the year for:

   Interest expense                                                  $      61,181            $         135


                 See accompanying notes to financial statements

                       GREENLEAF TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                         Nine Months Ended June 30, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Greenleaf Technologies Corporation (GTC) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the GTC's management, who is responsible for the integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

     GTC was incorporated as Greenleaf Capital Corporation in the state of Delaware on October 9, 1986. On December 3, 1997, a certificate of amendment was filed with the State of Delaware changing the name of the corporation to Greenleaf Technologies Corporation.

     GTC is a Security Software Provider which provides new marketing opportunities via DVD and the Internet that creates new revenue possibilities for its customers. Examples include GTC's DigiGuardTM applied to the OEM (original equipment manufacturer) distribution of encrypted games and interactive games linked to virtually any digital intellectual property.

     GTC is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There has been minimum income producing operations since inception.

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

Advertising and Promotion

     GTC expenses advertising and promotion costs as they are incurred. Advertising and promotion expenses for the nine months ended June 30, 2000 were $6,168.

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

     For income tax reporting, GTC uses accounting methods that recognize depreciation sooner than for financial statement reporting. As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions for tax purposes.

Product and Development Costs

     GTC charges product and development costs which are not incurred in conjunction with contractual obligations to expense as incurred. During the nine months ended June 30, 2000, product and development costs are recorded as part of Administrative Expense.

Consolidation Policy

     The consolidated  financial  statements include all the accounts of GTC and
controlled   entities.   GTC  accounts  for  its   investments  in  consolidated
subsidiaries on the equity method.

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

     GTC's cash requirements for the balance of the year is estimated to be approximately $1,350,000 and management believes it has sufficient cash on hand or has the ability to raise the necessary capital meet that requirement. However, there can be no assurances that it can.

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

     Equipment   and   leasehold    improvements   are   summarized   by   major
classifications as follows:

                                                         June 30, 2000
                                                         -------------
                        Office Equipment                   $ 379,894
                        Office Furniture                      72,415
                        Leasehold Improvements                 4,459
                                                           ----------
                                                             456,768

                        Less Accumulated Depreciation        (85,383)
                                                           ----------
                                                           $ 371,385
                                                           ==========
NOTE D - INCOME TAXES

Operating Loss

     GTC, as of June 30, 2000 has loss carryforwards totaling $20,931,996 that may be offset against future taxable income.

Components - Current and Deferred

The provision for income taxes consist of the following components:

                                               June 30, 2000
                                               -------------
                        Current taxes$         $          0
                        Deferred                 (7,102,393)
                                               -------------
                                               $ (7,102,393)
                                               =============

     Based on management's present assessment, GTC has not yet determined it to be more likely than not that a net deferred long term tax asset of $7,102,393 attributable to the future utilization of $20,931,996 of net operating loss carryforwards as of June 30, 2000, will be realized. Accordingly, GTC has provided 100% allowance against the net deferred tax asset in the financial statements as of June 30, 2000. GTC will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carryforwards will expire as follows.

                        Year Ended                Deferred
                        September 30,             Tax Asset
                        -----------------------------------
                        2012                   $     84,854
                        2013                      1,340,159
                        2014                      1,996,350
                        2015                      3,681,030
                        -----------------------------------
                                               $  7,102,393
                                               ============

                   Net deferred tax benefit    $  7,102,393
                                               ============

NOTE E - LEASING ARRANGEMENTS

     GTC conducts its Austin operations from facilities that are leased under a five year noncancelable operating lease from Colina West Limited with 36 months remaining before expiring on June 30, 2003. The monthly minimum rental obligation amount to be paid to Colina West Limited is $12,405.50. After July 1, 1999, the monthly rental obligation amount will be $12,982.50. After July 1, 2000, and for subsequent years, the monthly rental obligation amount will be $13,848.00.

     The following is a schedule of future minimum rental payments required under the above operating lease as of June 30, 2000.

                        Year Ended
                        September 30,             Amount
                        --------------------------------

                        2000                   $  41,544
                        2001                     166,176
                        2002                     166,176
                        2003                     124,632
                        --------------------------------
                                               $ 498,528
                                               =========

     GTC formerly conducted its New Jersey operations from facilities that are leased under a renewed three year noncancelable operating lease from MRC Holdings, Inc. with 45 months remaining before expiring on March 15, 2004. The monthly minimum rental obligation amount to be paid to MRC Holdings, Inc. is $5,659.92. The facilities are currently subleased with no monthly payment shortage obligation by GTC. The current tenants pay the monthly minimum rental obligation directly to MRC Holdings, Inc.

     The following is a schedule of contingent future minimum rental payments required under the above operating lease as of June 30, 2000.

                        Year Ended
                        September 30,             Amount
                        --------------------------------
                        2000                   $  16,980
                        2001                      67,919
                        2002                      67,919
                        2003                      67,919
                        2004                      33,960
                        --------------------------------
                                               $ 254,697
                                               =========

     GTC has leased a corporate apartment to house its out of town business guests in Austin, Texas, under a six-month noncancelable operating lease from Riata Apartments. The lease takes affect April 1, 1999 and will have 6 months remaining before expiring on September 30, 2000. The monthly minimum rental obligation amount to be paid to Riata Apartments is $2,200. Additional future minimum rental payments under the above operating lease as of June 30, 2000 are $6,600.

     GTC executed an operating lease with Great America Leasing Corporation for a Toshiba 1710 copier at the Austin office. The terms of the lease call for 36 monthly rental payments of $95.37 including tax. The lease was executed March 3, 1998. On March 1, 2000, the lease was paid in full, exercising an option to purchase the equipment. No additional future minimum rental payments are required under the above operating lease as of June 30, 2000.

     GTC executed an operating lease with SecurityLink Corporation for a five-zone security system and monitoring services at the Austin office. The terms of the lease call for 60 monthly rental payments of $25.70 including tax. The lease was executed May 1, 1998. The following is a schedule of future minimum rental payments required under the above operating lease as of June 30, 2000.


                        Year Ended
                        September 30,          Amount
                        -----------------------------
                        2000                   $   77
                        2001                      308
                        2002                      308
                        2003                      180
                        -----------------------------
                                               $  873
                                               ======

NOTE F - NOTES RECEIVABLE

     GTC issued 29,708,583 restricted shares of common stock to various directors, officers, employees and other individuals for notes receivable that are collateralized by promissory notes receivable which are payable in 30 months at 6% and 8% per annum as follows:

                                       Cumulative    Cumulative
                          Number         Notes       Principal      Accrued         Total
                         of Shares     Receivable    Reduction      Interest         Note
                        -------------------------------------------------------------------
Officers and Directors  22,638,583     $3,220,788     $       0     $118,886     $3,339,674
Employees                  100,000         25,000             0        2,279         27,279
Other                    6,970,000      1,572,500       453,903      130,395      1,248,992
                        -------------------------------------------------------------------
Total                   29,708,583     $4,818,288     $ 453,903     $251,560     $4,615,945
                        ===================================================================


NOTE G - VALUATION OF STOCK ISSUED FOR SERVICES AND ADDITIONAL EMPLOYEE
         COMPENSATION

     The Board of Directors from time to time has authorized the issuance of common stock in payment of services provided by non-employees and as additional compensation to employees.

     Statement of Financial Standards No.123, Accounting for Stock-Based Compensation, (SFAS 123) establishes a fair value method for accounting for stock-based compensation plans either through recognition in the statements or disclosure.

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

NOTE H - LONG TERM DEBT

     On October 1, 1999, GTC entered into an agreement with Best Holdings, Ltd. whereby Best Holdings, Ltd., will be responsible for the placement of up to $6,835,146 in denominations of $10,000, 4% subordinated convertible debentures, pursuant to a private placement under Regulation "D" of the U.S. Securities Act of 1933, as amended. The Holders of these debentures are entitled to convert the debentures into that number of fully-paid and non-assessable shares GTC Common Stock calculated in accordance with the following formula: Number of shares issued upon conversion equals (Principal + Interest)/Conversion Price, where Principal equals the principal amount of the Debenture(s) to be converted. Interest equals Principal times (N/365) times .04 (less the amount of any interest previously paid), where N equals the number of days between (i) the date of issuance of the debenture, and (ii) the applicable date of conversion for the Debenture for conversion is being elected, and Conversion Price equals the lessor of (x) 80% (The "Applicable Discount") of the Closing Bid Price for GTC's Common Stock for the five (5) trading days immediately preceding the Date of Conversion, as defined below or (y) $0.20. The term "Closing Bid Price" means the closing bid price of GTC's Common Stock as reported on the OTC Bulletin Board (or, if not reported thereon as reported by such other principal exchange or market where traded).

     GTC agreed to pay Best Holdings, Ltd. a consulting fee of 10% of all capital raised. GTC also agreed to issue for each one million dollars raised a five year warrant to purchase 200,000 shares of GTC common stock exercisable at $0.20 per share.

     As of June 30, 2000, $4,440,000 has been received towards the issuance of the subordinated convertible debentures. The exact issue date and final terms of the Debenture were not finalized until May 5, 2000.

     The  $4,440,000  is  reported  on  GTC's  balance  sheet  under   Long-Term
Liabilities. Interest expense in the amount of $44,400 has been accrued and reported on these financial statements.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

1.   GTC has employment contracts with the following directors and employees:

                                    Annual         Date of            Length of
Position          Name            Compensation    Agreement              Time
------------------------------------------------------------------------------------
Off               W. Hubert       $  55,000       01/26/00       3 Yrs. to  01/26/03
Off/Dir. X        R.E. Wachs      $  96,000       12/15/97       5 Yrs. to  12/15/02
Off/Dir.          C.J. Webster    $ 250,000       12/15/97      10 Yrs. to  12/14/07
Off/Dir.          L. Berg         $ 250,000       12/15/97      10 Yrs. to  12/14/07
Off               G. Warnero      $ 110,000       10/01/99       5 Yrs. to  10/01/04
Off               L. Berg         $  85,000       08/01/99       5 Yrs. to  08/01/04
Off/Dir           F. LoVerme      $ 195,000       03/30/00       3 Yrs. to  03/30/03
Off      Y        W. Gale         $  96,000       11/04/99       5 Yrs. to  11/04/04
Off      Y        W. Blanck       $  96,000       11/04/99       5 Yrs. to  11/04/04

X Terminated 10/13/99
Y Terminated 02/24/00

     Each of the above is also entitled to be reimbursed for proper business expenses, and any other benefits offered by GTC, either currently existing or adopted at a later date. These benefits will include, but will not be limited to, health and accident insurance, life insurance and stock option plans if any.

2. Under the terms of the five year noncancelable operating lease with Colina West Limited, GTC has provided a Letter of Credit in the amount $67,304 drawn on Bank of America. Conditioned upon GTC's performance of the lease without default, such letter of credit shall be reduced by $16,826 per year at the anniversary of the lease term.

     The amount $13,271 of the letter of credit shall serve as security deposit. Bank of America has guaranteed the letter of credit pursuant to GTC maintaining a certificate of deposit in equal amount of the letter of credit. The $68,282 certificate of deposit is reported in cash and equivalents.

3. Under terms of a merchant credit card agreement with Payment Tech Merchant Services, Inc. dated June 25, 2000 and expiring on August 10, 2001, GTC has provided a Letter of Credit in the amount of $50,000 drawn on Bank One. Bank One has guaranteed the Letter of Credit pursuant to GTC maintaining a certificate of deposit in an amount equal to the Letter of Credit. The $50,000 certificate of deposit is reported in cash and equivalents.

4. Under terms of a guaranteed purchase agreement dated August 10, 2000 with IV Hill expiring on December 31, 2000, GTC has provided a Letter of Credit in the amount of $35,000 drawn on Bank One. Bank One has guaranteed the Letter of Credit pursuant to GTC maintaining a certificate of deposit in an amount equal to the Letter of Credit. The $35,000 certificate of deposit is reported in cash and equivalents.

At June 30, 2000, there were five lawsuits or claims pending against GTC.

1. Corporate Express, Inc. V/s Greenleaf Technologies, Inc. Case No 716.570 - Civil Court Harris County, Texas

     This legal matter involves the collection of $14,400 for office furnishings provided to GTC offices located in Austin, Texas. The Matter was settled on August 17, 1999 whereby the Company agreed to pay Corporate Express $14,400 over a six month period at $2,400 per month, beginning September 15, 1999. The final payment on account was recorded in accounts payable on February 29, 2000. The balance owed to Corporate Express, Inc. on June 30, 2000 is zero.

2.   Elizabeth  Xan  Wilson  vs.  Greenleaf  Capital   Corporation  and  Related
     Corporations and Corporate Officers Leonard Berg and Nicholas Soriano. Case no. 97-04423 - Judicial District Court Travis County, Texas

     This legal matter involves the Plaintiff, Elizabeth Xan Wilson, claiming that National Capital Corporation (NCC) (previously a wholly owned subsidiary of GTC and Nicholas Soriano (President of the former NCC) fraudulently converted over $80,000 from her in a fraudulent lending scheme. GTC believes that exposure for Nicholas Soriano is great, but is unable to assess GTC's liability. Because the claim was partially settled by the sale of Mr. Soriano's stock by the Bankruptcy Trustee in a separate matter, however, there can be no assurances. GTC anticipates that it will be able to settle the matter with the issuance of restricted stock. A final settlement is pending as of the date of the financial statement. No provision for this matter has been provided in the financial statements for the nine months ended June 30, 2000.

3. Darrel and Gaberial McEver vs. Greenleaf Technologies Corporation Case No. 99-00490 District Court of Travis County, Texas

     Legal matter involving GTC's refusal to issue stock and severance benefits pursuant to employment agreement with Darrel and Gabriel McEver. A settlement was reached in May, 2000, whereby, GTC paid to the McEvers $50,000 cash, 3,000,000 shares of restricted common stock and an additional 3,000,000 shares that are in escrow and may be released to the McEvers in May 2001 depending on GTC's stock price at the time. GTC recorded a $120,000 provision for this matter in the financial statements for the nine months ended June 30, 2000. GTC also issued 100,000 shares of restricted common stock in payment to counsel for legal fees.

4. Case No. 99-09044. Judicial Court Travis County, Texas, Kennith McGowan vs. Richard Wachs.

     On August 5, 1999, three individual shareholders of a non-active corporation filed suit against an officer, Richard Wachs, two other employees and corporate counsel. The cause of action alleges that the above individuals misappropriated assets and trade secrets belonging to the non-active corporation. Plaintiff's seek unspecified damages and request an injunction seeking to prevent any further use of the converted assets and trade secrets. GTC does not expect that any significant liability will be imposed on itself or its officers and employees.

5. Greenleaf Technologies Corporation vs. David Mendelow and Paul A. Forgue, Case No. 99-1222 District Court of Travis County, Texas

     This legal matter involves the alleged breach of an alleged employment contract with David Mendelow and Paul Forgue, The controversy involves whether or not GTC had a contract with Mr. Mendelow and Mr. Forgue to issue stock and pay them compensation for services. The individuals were employed for less then a week before they were terminated. GTC indicates that there is no signed employment agreement for either individual.

     Since the case is in the early discovery stage, the Company and it's counsel is unable to express an opinion on the anticipated outcome of the lawsuit.

NOTE J - ACQUISITIONS

1. On July 17, 1998, GTC formed a wholly owned subsidiary, Greenleaf Research and Development, Inc., which was incorporated in the state of Delaware. Greenleaf Research and Development, Inc. was inactive and had no assets as of September 30, 1998. For the year ended September 30, 1999, and nine months ended June 30, 2000, Greenleaf Research and Development, Inc. is part of the consolidated financial statements.

2. On April 13, 1998, GTC acquired 500 shares of common stock of NetHome Media, Inc. This represented a 33-1/3 percent ownership interest at a cost of $300,000. NetHome Media, Inc. ceased doing business and as of September 30, 1998, the stock had no market value. The entire investment of $300,000 was deemed worthless and charged to expense.

3. GTC acquired 100% of the outstanding common stock of Gameverse, Inc. from Cybermax, Inc. which is a wholly owned subsidiary of Riverside Group, Inc. based in Jacksonville, Florida. GTC has accounted for the acquisition using the purchase method of accounting and carries the investment using the equity method. GTC acquired Gameverse because of the potential agreement between WAMO\Accolade and GTC to market multiple computer game titles on a single DVD for distribution through the personal computer Original Equipment Manufacturers (OEM) market. The Gameverse network was viewed as another distribution avenue for the DVDs.

     In payment for the Gameverse acquisition, GTC agreed to issue to Cybermax 14,687,585 shares of GTC common stock. In addition, GTC granted options to purchase, no later than September 30, 2003, 5,733,333 shares at $0.25 per share, and 1,581,249 shares at $0.15 per share.

     On December 6, 1999, GTC filed a complaint with the United States District Court, District of New Jersey, whereby GTC alleged that Riverside Group, Inc., Cybermax and certain other involved individuals made numerous misrepresentations to GTC to induce GTC to enter into an agreement for the purchase of Gameverse. These misrepresentations included Cybermax's claim that it had developed an expansive Internet network throughout the United States that included numerous "points of presence" (POP's). GTC alleged that Gameverse did not have the POP's that Gameverse represented it had. GTC also alleged that Gameverse represented to have adequate resources and experience to complete the development of various projects that were underway when, in fact, they were inexperienced and inadequate.

     Additionally, GTC alleged that Gameverse claimed to have owned or controlled at least 27 Internet services throughout the United States when, in fact, these representations were false. GTC also alleged that Gameverse knew or should have known that it lacked the capacity to meet obligations set forth in various contracts it was party to. Finally GTC claimed that a misleading business plan and other materials were presented by Gameverse to corroborate the various misrepresentations noted.

     As a result of the complaint, a settlement agreement was made as of January 28, 2000 whereby Cybermax retained 10,000,000 of the GTC shares and 2,000,000 GTC options exercisable at $.25 cents each. A total of 1,687,585 GTC shares and 5,314,582 of GTC options were canceled by GTC without payment to Riverside or Cybermax. Also, 3,000,000 GTC shares were placed in escrow to be sold upon mutually agreeable terms. The proceeds will fund a mutually agreeable joint venture for the marketing of technology and Internet related products to be owned in equal amounts by GTC and Riverside. Additionally, Riverside agreed to forgive and discharge GTC's current indebtedness to Riverside in the amount of $111,820, representing reimbursement for employee expenses paid by Riverside subsequent to the closing of the Purchase Agreement. Riverside also made certain other concessions to GTC as part of the settlement agreement.

     The approximate market value of the GTC shares given up under the original terms, exclusive of the value of the options, was in excess of $5,000,000. The financial condition of Gameverse at the time of the acquisition showed a net worth of $21,977.

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

4. On February 23, 1999, GTC announced that it signed an agreement with Infogrames, Inc. and Warner Advanced Media Operations, a business unit of Time-Warner, Inc. to form a joint venture called Warner/Infogrames/Greenleaf. The three companies are marketing multiple computer games on a single DVD for distribution through the personal computer Original Equipment Manufacturers (OEM) market. No expenses or income has been generated by the joint venture.

5. On November 4, 1999, GTC acquired all the outstanding shares of Future Com of South Florida, Inc. (FCI) in exchange for 4,000,000 shares of GTC's restricted common stock. FCI intends to pursue acquisition of radio licenses and systems and has already entered into agreements to acquire four Specialized Mobile Radio (SMR) frequency licenses in the 220-222 MHZ range at the purchase price of $175,000 per license. The purchase price for each license is to be paid in the form of 350,000 shares of restricted common stock.

     In addition, GTC has agreed to issue warrants to purchase the same number of shares at $0.50 per share until November 4, 2000. FCI has also entered into agreement to acquire a dedicated communication satellite license at a purchase price of $687,500, which price includes amounts to be paid to a non-affiliated entity in order to eliminate an encumbrance on the license. The purchase price to be paid in the form of 1,375,000 shares of GTC's restricted stock plus warrants to purchase 75,000 shares of common stock at an exercise price of $0.50. GTC also agreed to issue, to the holder of the encumbrance, options to purchase 1,300,000 shares of common stock at a price of $0.50 per share until November 4, 2000. The GTC shares, options and warrants to be issued in connection with the SMR licenses and satellite license will be delivered to the sellers and the holder of the encumbrance when the Federal Communications Commission approves the transfer of the respective licenses to FCI.

     In addition to the purchase price, GTC has agreed to repay $300,000 owed by FCI pursuant to two promissory notes issued. These notes accrue interest at the rate of eight percent per year and payment of all accrued and unpaid principal and interest is due and payable on demand at any time after November 4, 2004. In addition, the notes provide that any payments on the notes prior to November 4, 2004 will be made only at such time the Board of Directors of FCI determines that sufficient funds are available for payment. The existing employees of FCI were issued 400,000 options to purchase GTC common stock at $0.50 per share until November 4, 2000.

6.   On June 26,  2000,  GTC agreed to  acquire  all the  outstanding  shares of
     MCSLink.Com Corporation subject to final closing of the acquisition agreement. The agreement calls for the exchange of 750,000 shares of GTC's common stock for all issued and outstanding shares of MCSLink.Com Corporation common stock. MCSLink.Com is a next generation virtual call center offering end-to-end communication solutions to call centers, Internet service providers, Competitive Local Exchange Carriers ("CLEC") and various web based e-commerce companies. MCSLink.Com provides help with interoffice messaging, dispatching sales and service staff, customer service, after hours customer support and receptionist services.

NOTE K - SUBSEQUENT EVENTS

     On August 9, 2000, the Company reported that it signed an agreement with Exodus Communications, Inc., a publicly traded NASDAQ company, to place one or more of their servers in Exodus' locations. A copy of the agreement is included as an exhibit to this report.

     On August 16, 2000, the Company reported that it had entered into a contract with NIVIS, LLC to develop a prototype of the Company's Entertainment Portal device. Pursuant to that agreement, NIVIS has agreed to develop and deliver a prototype of the new product to the Company by November 2000. The total fees to be incurred by the Company pursuant to the agreement are currently estimated to be approximately $570,000. A copy of the agreement is included as an exhibit to this report.

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

     Management believes that consumer demand for digital entertainment, software products and high-speed Internet access is strong and will increase as access systems become more widely available. The Company is attempting to gain an advantage over potential competitors by developing a fully operational delivery system within the next twelve months. The Company believes that it will offer the first fully developed and operational system of this type. If the Company successfully launches the first such system, it may gain an advantage over potential competitors in this area and that revenues from this new product will eventually enable the Company to become profitable. There are no assurances, however, that the Company will be able to successfully develop this new business.

Revenues

     The Company did not have any operating revenues for the nine months ended June 30, 2000 or for the comparable period ending June 30, 1999.

Gross Profit

     The Company did not report any gross profits due to the absence of any revenues during the reporting periods.

Compensation Expenses

     Compensation expenses totaled $1,460,792 for the nine months ended June 30, 2000, or an increase of $802,982 or 122% over the comparable period in 1999. The increase was due to new employment contracts with current officers and additional personnel hired during the period.

Selling Expenses

     Selling expenses for nine months ended June 30, 2000 decreased by $67,321 or 92% as compared with these expenses for the nine months ended June 30, 1999. The decrease was principally due to a reclassification of travel expenses to administrative expenses.

Administrative Expenses

     Administrative expenses for the nine months ended June 30, 2000 increased by $3,512,720, or 73%, as compared to the same category of expenses for the nine months ended June 30, 1999. The increase was principally due to costs associated with ongoing software development, such as increased spending for consulting fees.

Other Income and Expense

     Other income and expense for the nine months ended June 30, 2000 amounted to a net expense of $1,083,110 compared to a net expense for the nine months ended June 30, 1999 of $6,080,175. The decrease of $5,117,065 in other income and expense was primarily due to the equity in net loss of the Gameverse subsidiary, which occurred in the first quarter ending December 31, 1998.

Liquidity and Capital Resources

     Greenleaf's cash position was $1,146,466 as of June 30, 2000 as compared with $87,269 as of June 30, 1999, or an increase of $1,059,197.

     Cash flows from activities during the nine month period used cash of $14,969,199, which resulted from a net loss of $10,870,960 adjusted for depreciation and amortization, a increase in assets of $2,526,853, offset by a decrease in current liabilities of $52,090. In addition, cash was used to purchase fixed assets totaling $270,173 and for payments of $1,287,500 for investments.

     The net cash provided by financing activities of $16,029,294 for the nine months ending June 30, 2000, consisted of proceeds from the issuance of common stock amounting to $11,756,006, a decrease in borrowing of $166,712 offset by the issuance of long term debt totaling $4,440,000. These proceeds funded operating activities during the nine month period.

Forward Looking Statements

     The Company is including the following cautionary statement to make applicable, to the extent possible, the safe harbor provisions of the Reform Act for any forward-looking statements made by, or on behalf of, the Company (the following cautionary statement also is made for the purpose of taking advantage of any defenses that may exist under other laws, including common law):
Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained in this Form 10-QSB are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to maintain its rights in its intellectual property; the ability of the Company to obtain acceptable forms and amounts of financing to fund operations, technology development, and marketing as well as acquisitions and other expansion efforts; and the global market for technology. Pursuant to Section 21E(d) of the Securities Exchange Act of 1934, the Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances. However, the Company hereby undertakes to include, in reports or statements that it may be required to make in the future, such material information as may be necessary to make required statements not misleading in light of the circumstances under which the required statements are made.

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

     On April 11, 1997, a complaint was filed against National Capital Corporation ("NCC"), a former subsidiary of the Company, and against the former President of NCC, by an individual who previously loaned money to the former President of NCC. The complaint was filed in the 200th Judicial District Court, Travis County, Texas. Plaintiff contends that approximately $80,000 was illegally converted by NCC and/or the former President of NCC, who has since declared bankruptcy. This claim has been partially settled through the application of proceeds from a sale of the former President's property by the bankruptcy trustee. The Company believes that its potential liability in this matter could be approximately $50,000.

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

     On December 6, 1999, the Company filed suit (the "Gameverse Lawsuit") in the United States District Court for the District of New Jersey against Riverside Group, Inc., Cybermax, Jared Nielsen, Catherine Gray and J. Stephen Wilson. At the time the Acquisition Agreement was entered into, Gameverse was a wholly owned subsidiary of Cybermax, and Cybermax, in turn, was a wholly-owned subsidiary of Riverside Group, Inc. ("Riverside"). The three individual defendants were officers and/or employees of Cybermax and/or Riverside at all times relevant to the Gameverse Lawsuit. In the Cybermax lawsuit, the Company sought formal rescission of the Acquisition Agreement, return of all payments made by the Company (including all common stock and options to purchase common stock issued to Cybermax), compensatory and punitive damages, interest, and all costs incurred by the Company in connection with the Gameverse lawsuit. By written agreement dated January 28, 2000, all the parties to the Gameverse Lawsuit except Jared Nielsen settled their disputes without admitting fault or liability and agreed to dismiss the suit.

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

o The Company has agreed to pay each placement agent compensation in an amount equal to 10 percent (10%) of the principal amount of all debentures sold by that placement agent. The Company also has agreed to issue to the respective placement agents, for each $1 million of debentures sold by that placement agent, a five-year warrant to purchase up to 200,000 shares of common stock at $.50 per share.

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

     In January 2000, the Company agreed to issue to each of Leonard Berg and Christopher J. Webster options to purchase shares of the Company's common stock (the "January 2000 Options"). The January 2000 Options provided that Mr. Berg could purchase up to 7,000,000 shares for $.10 per share until January 10, 2003, and that Mr. Webster could purchase up to 7,000,000 shares for $.10 per share until January 10, 2003. Each of Messrs. Berg and Webster subsequently exercised all of the January 2000 Options as well as all other options held by each of them. Mr. Berg paid the exercise price for all of his January 2000 Options and other options by delivering to the Company a promissory note in the face amount of $1,403,061, with interest at the rate of eight percent per year, as well as shares of common stock owned by him. Mr. Webster paid the exercise price for all of his January 2000 and other options by delivering to the Company a promissory note in the face amount of $738,790, also with interest at the rate of eight percent per year as well as shares of common stock owned by him. None of the shares of stock delivered towards the exercise price of the options consisted of shares delivered upon exercise of the options. A portion of the shares issued upon the exercise of options have been placed in escrow (the "Option Escrow"). The shares in the Option Escrow consist of those shares for which a portion of the exercise price was paid for in the form of promissory notes.

     As of the date of filing of this quarterly report on Form 10-QSB, a total of 9,187,072 shares are being held in the Option Escrow for the benefit of Mr. Berg and a total of 7,258,603 shares are being held in the Option Escrow for the benefit of Mr. Webster.

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


                                                                                       Face value of
                                                             Number of shares        promissory note in     Payment of
                                                             Number of shares     favor of the Company in    note due
                               Date of     Exercise price     received upon         payment of exercise       on or
           Name                exercise      per share          exercise                  price              before
----------------------------------------------------------------------------------------------------------------------
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

     The following schedule details issuances of Common Stock valued at greater than $60,000 for services performed on the Company's behalf by the Company's directors, executive officers and each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

October 1, 1999 to August 7, 2000:
                                                                  Closing price
                                                                  per share on
                                Date of             # of          date of
Name                            transaction      shares issued    transaction
--------------------------------------------------------------------------------
Christopher J. Webster (1)      10-19-99              500,000        $0.435
Christopher J. Webster (1)      03-28-00            1,000,000        $2.375
Leonard Berg (2)                04-28-00              500,000        $1.260
Lon T. Berg (3)                 03-24-00              100,000        $2.520


Fiscal year ended September 30, 1999:
                                                                  Closing price
                                                                  per share on
                                Date of            # of           date of
Name                            transaction      shares issued    transaction(1)
--------------------------------------------------------------------------------
Leonard Berg (2)                7-6-99                286,673        $0.510
Leonard Berg (2)                2-2-99                258,292        $1.312
Thelma Berg (4)                 2-2-99                459,708        $1.312
Christopher J. Webster (1)      4-8-99              1,000,000        $1.187
Lon T. Berg (3)                 2-2-99                300,000        $1.312
Richard Margulies (5)           6-29-99               500,000        $0.560


Fiscal year ended September 30, 1998:
                                                                  Closing price
                                                                  per share on
                                Date of             # of          date of
Name                            transaction      shares issued    transaction(1)
--------------------------------------------------------------------------------
Leonard Berg (2)                  11-19-97            500,000        $0.25
Thelma Berg (4)                   11-19-97            350,000        $0.25
Richard Margulies (5)             11-19-97            500,000        $0.25


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

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits marked with a footnote reference were filed with a General Form for Registration of Securities of Small Business Issuers on Form 10-SB filed by the Company pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended, and are incorporated herein by this reference. If no footnote reference is made, the exhibit is filed with this Report.

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

3.4      Amended And Restated Bylaws (1)

4.1      Specimen Common Stock Certificate (1)

10.1     License and Revenue Sharing Agreement regarding Broadcast DVD, Inc. (1)

10.2 License Agreement regarding Accolade, Inc. and Warner Advanced Media Operations (1)

10.3     Agreement with Exodus Communications, Inc. and the Company.

10.4     Agreement with NIVIS, LLC and the Company.

11.1 Statement re: computation of per share earnings- Incorporated by reference to the financial statements included in Part F/S of this quarterly report on Form 10-QSB.

21.1     Subsidiaries  of the  Registrant  (except  where  noted,  all are  100%
         owned):

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

24.1     Power of Attorney (1)

27       Financial Data Schedule
____________________
(1)      Incorporated   by  referenced  from   Registrant's   General  Form  For
         Registration Of Securities Of Small Business on Form 10-SB filed with the Commission on November 15, 1999.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GREENLEAF TECHNOLOGIES CORPORATION



Date: August 21, 2000                  By:/s/Leonard Berg
                                       -------------------------------------
                                       Leonard Berg, Chief Executive Officer

                                       By: /s/ Robert A. Parsons
                                       -----------------------------------------
                                       Robert A. Parson, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
No.      Description                                                       Page

10.3     Agreement with Exodus Communications, Inc. and the Company.         2

10.4     Agreement with NIVIS, LLC and the Company.                         22