Form 10KSB
period 2000-09-30
GREENLEAF TECHNOLOGIES CORP
filed 2001-01-24
CIK 1098826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2000

                        Commission File Number 000-28093

                       Greenleaf Technologies Corporation

  Delaware                                           13-3429153
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       8834 Capital of Texas Highway North, Suite 150, Austin, Texas 78759
                    (Address of principal executive offices)

                                 (512) 343-1300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Yes                                                 X No
--------------------------                             ---------------------

     The registrant's revenues for its most recent fiscal year were: $90

     The number of shares outstanding of the registrant's class of common stock on January 8, 2001 was 151,159,743.

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of January 8, 2001 was approximately $32,400,841 based upon the closing price reported for such date on the "pink sheets". For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

                       GREENLEAF TECHNOLOGIES CORPORATION
                                   FORM 10-KSB
                  For the fiscal year ended September 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.    Description of Business                                             4

Item 2.    Description of Property                                            20

Item 3.    Legal Proceedings                                                  20

Item 4.    Submission of Matters to a Vote of Security Holders                23


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters           23

Item 6.    Management's Discussion and Analysis or Plan of Operation          26

Item 7.    Financial Statements                                               30

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           61

                                    PART III

Item 9.    Directors, Executive Officers, Promoters, and Control Persons      61

Item 10.   Executive Compensation                                             64

Item 11.   Security Ownership of Certain Beneficial Owners and Management     68

Item 12.   Certain Relationships and Related Transactions                     70

Item 13.   Exhibits and Reports on Form 8-K                                   73

Signatures                                                                    75

PART I

Item 1.    Description of Business.

Background

     The Company was incorporated under the laws of the State of Delaware on October 9, 1986, and has been in the development stage since its inception and has not yet realized any profits from operations. The Company has realized only insignificant revenues and is not yet fully operational.

     The Company was originally incorporated under the name Greenleaf Capital Corporation. In August 1988, the Company consummated an initial public offering (the "IPO") of 206,500 units at $1.00 per unit, with each unit consisting of one share of Common Stock and a redeemable warrant to purchase two shares of Common Stock. The Company was formed to attempt to begin operations in the garden, agricultural nursery and greenhouse industry. Proceeds of the IPO were expended for salaries and legal, accounting and administrative costs incurred in connection with attempts to acquire a number of then-existing operating companies or assets in that industry. However, none of these attempts was successful due to the Company's lack of adequate working capital and the unwillingness of potential sellers to accept the Company's stock in exchange for interests in potential ventures.

     For a period of approximately six months, beginning in November 1988, the Company operated a California restaurant as a wholly owned subsidiary of the Company. The restaurant was unsuccessful and operations ceased in May 1989. The Company did not realize any net income from the restaurant business.

     The Company did not have any operations during the period from mid-1989 until mid-1994.

     In mid-1994, the Company attempted to acquire a restaurant in Hollywood, California. Negotiations and due diligence reviews in connection with this proposed acquisition lasted for several months until, in mid-1995, the Company decided not to acquire the business due to uncertainties created by rapid changes in the restaurant industry.

     Beginning in mid-1995, the Company determined to explore business opportunities in technology-related industries. It then began its current business of developing and marketing computer hardware and software encryption products to the general software and entertainment industries. These products are designed to prevent unauthorized access to data and software packages. The Company's encryption products may be used to protect computer games, musical recordings, video recordings and other software applications which are digitally recorded on CD-ROM and DVD-ROM discs or which are contained on web-sites accessed via the Internet.

     For example, the Company is currently party to a joint venture, which was formed to undertake the development and marketing of several computer games. Software, which controls these games, is contained on CD-ROM computer discs, and several games can be placed on one disc. After a potential customer loads the disc into a personal computer, the customer may immediately access a demonstration of the various games contained on the disc. However, the Company's encryption devices prevent access to the full version of each game until a special pass code is entered; each disc, and each game on each disc, is protected by a separate, unique pass code.

     In order to gain complete access to a game, the customer telephones the Company's customer service center and provides payment by credit card. After the Company has verified payment, the customer is given the pass code for the game or games being purchased. The Company refers to this payment-verification-pass code procedure as "unlocking" the game, and refers to each pass code as a "key". Customers also may unlock products protected by the Company's encryption devices by accessing a World Wide Web site over the Internet and entering credit card payment information in exchange for a key.

     As described below under "Computer Software And Hardware Products", one of the Company's encryption products is fully developed, and one product is still being developed.

     The Company also intends to operate in the wireless communications industry by selling access to specialized mobile radio ("SMR") frequencies and access to a communications satellite. The Company has thus far obtained one satellite-access license and two SMR licenses in connection with its acquisition of Future Com South Florida, Inc. In connection with this acquisition, the Company is in the process of obtaining approvals from the Federal Communications Commission (the "FCC") pursuant to which Future Com will acquire an additional two SMR licenses. Further information regarding this acquisition and the communications licenses is detailed below in "Acquisition Of Communications Business". The Company's communications business is expected to become operational over the next several years.

History Of Losses

     Since its inception, the Company has incurred operating losses in each fiscal year. Net losses for the year ended September 30, 2000 were $47,035,777 and for the year ended September 30, 1999 were $5,879,318. In addition, in some cases, the Company has been unable to meet its obligations as they become due. During the fiscal year ended September 30, 1999, the Company's total revenues were $28,501. For the fiscal year ended September 30, 2000, the Company recorded $90 in revenues. There is no assurance that the Company's operations will ever become profitable.

Development of Software and Technology Products

     In mid-1997 the efforts of the Company were re-focused on the development and marketing of software and computer-related products and, in December 1997, the name of the Company was changed to Greenleaf Technologies Corporation in order to reflect this change in focus.

     On December 15, 1997, Company entered into a five-year marketing agreement with Daiichi Kosho U.S.A., Inc. ("DKI"). Pursuant to that agreement, the Company granted to DKI the rights to use the Company's proprietary DigiGuardTM encryption technology in connection with the electronic delivery of music for use in karaoke sing-along products. The Company entered into the agreement because the Company believed that it might eventually receive revenues as a percentage of sales of DKI products containing the Company's technology. The Company did not realize any revenues as a result of the agreement with DKI. In March 1999 DKI ceased its U.S. operations, and the Company currently does not anticipate further pursuing the activities contemplated by the agreement with DKI.

     On January 12, 1998, the Company entered into an agreement with MultiCom Services LLC, which later reincorporated as MultiCom Corporation. The Company entered into the agreement because the Company anticipated that it would require a system, which would enable end-users to unlock products protected by the Company's encryption technology, and that MultiCom could deliver such a system. The January 1998 agreement called for MultiCom to provide the Company with a basic system for credit card billing, capturing customer order information and verifying credit card purchases on-line. The agreement also called for MultiCom's Customer Service division to interact with software supplied by the Company to generate unlocks codes upon approval of credit card purchases. As described below regarding the Company's potential transaction with MCSLink.Com, Inc., the Company has tentatively agreed to acquire certain assets of MultiCom, which were used in connection with the January 1998 agreement with MultiCom, including assets used to operate information centers and call receipt centers for processing product orders.

     On April 16, 1998, the Company paid $300,000 cash to purchase a 33.33% ownership interest in NetHome Media, Inc. At that time, NetHome was a wholly owned subsidiary of MultiCom. NetHome created and developed software products, which it referred to as "CyberScreenTM" and "Browser ButlerTM". NetHome subsequently ceased doing business and as of September 30, 1998, the Company's ownership interest in NetHome had no market value. CyberScreenTM was designed to filter text and restrict searches to provide a uniquely monitored, family safe environment on the Internet. The Company invested in NetHome primarily to obtain access to the Browser ButlerTM, which was a proprietary navigation aid for use in browsing material on the Internet. The Company believed that its investment would eventually result in the Company's encryption products being packaged and marketed with the Browser ButlerTM. However, Browser ButlerTM never was commercially viable, and the Company has written off its investment in NetHome.

     On September 30, 1998, the Company consummated an agreement (the "Acquisition Agreement") to acquire Gameverse, Inc. ("Gameverse"). At that time, Gameverse was a wholly owned subsidiary of Cybermax Tech, Inc., which in turn was a wholly owned subsidiary of Riverside Group, Inc. Pursuant to the
Acquisition Agreement, 14,687,585 shares of Common Stock were issued to Cybermax, as well as options to purchase an additional 5,733,333 of its shares at $0.25 per share until September 30, 2003 and options to purchase 1,581,249 shares at $0.15 per share until September 30, 2003. The Acquisition Agreement also provided Riverside with the right to appoint four directors to the Board of Directors of the Company (the "Board").

     The acquisition of Gameverse was based upon certain information obtained by the Company during negotiations for Gameverse. At the time of consummation of the Acquisition Agreement, the Company believed that Gameverse was an online game development and web design company which marketed services to the entertainment industry, and which also built web sites, including database development and maintenance services, for businesses seeking to take advantage of the web's advertising and e-commerce potential. However, subsequent to consummation of the acquisition, the Company determined that the development of Gameverse's products and business had not been accurately represented during those negotiations. Because of these misrepresentations, the Company (i) on September 28, 1999, rescinded the Acquisition Agreement and cancelled all shares and options issued in connection with the acquisition, and (ii) filed, on December 6, 1999, a lawsuit (the "Gameverse Lawsuit") seeking to recover damages incurred by the Company in connection with the events involving the acquisition of Gameverse.

     By written agreement dated January 28, 2000, and without admitting fault or liability, all but one of the parties to the Gameverse Lawsuit settled their dispute and agreed to dismiss the suit. The one party who did not settle the dispute was an individual defendant and, although this individual defendant did not participate in the settlement, the other named defendants have agreed to indemnify the Company against any costs or damages that may be incurred by the Company in connection with claims that may be brought by the non-settling defendant. For further information regarding the settlement and the Gameverse Lawsuit, see "Part II - Item 2. Legal Proceedings".

     On February 23, 1999, the Company announced that it had reached an agreement with Accolade Inc., now known as Infogrames North America ("Infogrames") and Warner Advanced Media Operations ("WAMO"), a business unit of Time Warner, Inc. (NYSE: TWX), to form a joint venture referred to as "WAG". After Accolade changed its name to Infogrames, the joint venture has since been referred to as "WIG" or "BIG WIG". Under the WIG banner, the three companies have agreed to market multiple computer game titles on a single digital versatile disc ("DVD") for distribution by the personal computer Original Equipment Manufacturers ("OEM") market. The Company, utilizing its proprietary "DigiGuardTM" security technology, encrypts the games contained on each DVD and manufacturers ship the DVDs to potential customers. For example, the WIG joint venture has supplied encrypted DVDs to a manufacturer of laptop computers. When a customer orders a laptop from the manufacturer, an encrypted WIG DVD is included in the package containing the laptop and shipped to the customer. The agreement calls for the Company to receive a percentage of net revenues, which result from the unlocking of games contained on WIG DVDs. To date, approximately 100,000 WIG DVDs have been shipped to potential end users, but the Company has not received any revenues from the WIG joint venture.

     On August 30, 1999, the Company and BroadcastDVD, Inc. ("BroadcastDVD") announced a three-year, exclusive partnership to include BroadcastDVD's FILM-FEST, a video magazine that exposes viewers to prestigious film festivals of the world, in the DVD disc packages to be marketed by the WIG joint venture. Currently, four issues of FILM-FEST are available for distribution on WIG DVDs, with an additional issue to be made available by BroadcastDVD in August 2000. In August and September 2000, BroadcastDVD also will make available content for two additional DVDs. The additional titles are expected to include, respectively, a progressive rock music magazine and an extreme sports magazine. The Company entered into the agreement with BroadcastDVD so that the Company could include FILM-FEST magazines in the WIG DVDs for immediate viewing by the end user at no charge. The Company believes that the free materials would keep the consumers' attention focused on the DVD. The Company believes that if a consumer samples free materials, the consumer may then be more interested in previewing, and eventually unlocking, games contained on the same disc. These unlocking activities would result in revenues to the Company. No DVDs containing materials provided by BroadcastDVD have been shipped, although the Company may determine to include those materials in future disc shipments.

     On May 12, 2000, the Company announced that it had entered into an agreement with Vector OEM Content Ltd. of the United Kingdom. Pursuant to the agreement, The Company and Vector agreed to create two new companies to promote each party's products. One company, Vector North America, which has been formed but is not yet active, has the exclusive right to distribute Vector's PC-based software in the United States and Canada. It currently is anticipated that if Vector North America becomes active, of which there is no assurance, the Company will own 49% of Vector North America's outstanding equity interests. Vector will own the remaining 51%. The other company, which has not yet been formed, will have the exclusive right to sell and use the Company's encryption products in Europe. It currently is anticipated that the Company will own 51% of the equity interests in the newly created European-based company and Vector will own the remaining 49%. The Company and Vector will share equally in any profits generated by the new ventures. Nevertheless, these numbers are subject to change. After additional due diligence Greenleaf management decided not to proceed with the transaction.

     On June 27, 2000, the Company announced that it had entered into an agreement with CenterSpan Communications Corporation to be effective until December 31, 2001. In that agreement, the Company received the right to package CenterSpan's Socket software in BIG WIG DVDs. Socket is a program, which enables several people in different locations to play computer games with or against one another via the Internet. The Company believes that the inclusion of a free version of Socket on DVDs containing multi-player games will increase the likelihood that a consumer will unlock those games, thereby creating revenues. The Company has agreed to pay a percentage of each unlocking fee to Socket. No DVDs containing Socket have been shipped, although the Company currently intends to include Socket in future disc shipments, if any.

     In July 2000, the Company tentatively agreed to acquire certain assets (the "MCSLink Assets") in exchange for 750,000 shares of the Company's common stock. This transaction also would require the Company to assume approximately $132,000 of MCSLink's liabilities. MCSLink is a newly formed entity created to operate customer service call centers and related information tracking systems for business clients but has not conducted any operations. The Company intends to operate the MCSLink Assets in connection with the unlocking procedures described above under "Background". MCSLink from MultiCom acquired the MCSLink Assets and the liabilities that may be assumed by the Company. By July 2000, MultiCom had incurred aggregate net losses of approximately $2,280,000. Also, the Company had previously forwarded funds to and on behalf of MultiCom, including approximately $90,000 to cover MultiCom's payroll during Spring 2000 and approximately $70,000 towards liabilities incurred by MultiCom. Funds advanced in connection with MultiCom's liabilities may offset the liabilities ultimately assumed in the Company's proposed transaction with MCSLink. The Company also has agreed that, if the transaction with MCSLink is consummated, the Company will enter into employment agreements with two of MultiCom's employees. Each agreement is proposed to be for a three-year term. If consummated, one of the employees will receive a salary of $95,000 per year, will be issued 250,000 shares of the Company's restricted common stock upon entering the agreement, and will receive options to purchase up to 100,000 shares for $.75 per share until two years after entering the agreement. The other employee will receive a salary of $80,000 per year, will be issued 25,000 shares of the Company's restricted common stock upon entering the agreement, and will receive options to purchase up to 100,000 shares for $.75 per share until two years after entering the agreement. The purchase was consummated on October 6, 2000; MCSLink financial statements will be consolidated with Greenleaf Technologies in fiscal year 2001.

     On August 2, 2000 the Company announced the election of Frank LoVerme to the board of directors. LoVerme recently joined Greenleaf as COO from Warner Advanced Media Operations (WAMO) where he was vice president of sales and marketing. LoVerme, a principal at Personics Corporation, joined Time Warner as a result of the Time Warner acquisition of Personics. LoVerme held vice presidents positions at several Warner Music units until 1995 when he transferred to WAMO, a unit born out of a joint venture between Warner Music and Warner Home Video created to launch the DVD format. LoVerme, while at WAMO, was instrumental in forming a joint venture between WAMO, Infogrames and Greenleaf, which resulted in the creation of WIG and its DVD distribution product, "The Big WIG DVD Keeper Series."

     On August 9, 2000 the Company announced it has concluded a deal with Exodus Communications(TM) Inc. (Nasdaq:EXDS), a leader in complex Internet hosting and managed services, to place their servers in Exodus' locations worldwide. Greenleaf will be able to deliver rich content at a minimal cost by locating their servers at Exodus(R). Greenleaf allows for ISPs to offer entire content libraries to their customers because the content will reside on Greenleaf's servers rather than on the ISPs. Exodus' shared facility assures 24-hour maintenance for the clients' servers. They facilitate the clients' satellite connection and provide for backup in the event of a shutdown.

     On August 16, 2000 the Company and NIVIS announced that they have entered into a contract to rapidly develop the prototype for Greenleaf's Entertainment Portal device. The contract is part of a phased development project which promises hardware and software products designed to move entertainment content from the producers to the consumers on demand and where it makes the most sense -- their television set. Greenleaf's Entertainment Portal product is a next generation entertainment component that will provide consumers with the ability to store, play, and manipulate content that has been delivered to their home via satellite, cable and other high speed data channels. Ultimately, consumers will have access to the latest movies, music, video games and the Internet all through their TV. NIVIS is a leader in technology development and deployment with a focus on the Internet and other enabling technologies. The NIVIS team of design architects understands today's capabilities and how to build and expand into tomorrow's necessities. NIVIS optimizes a company's ability to ascend to the next level by enhancing and maximizing technologies and transforming I-bilities.

     On August 23, 2000 the Company announced an agreement with Sony Computers to provide a multi title DVD disc for bundling with all of Sony's DVD enabled laptops and desktop computers over the next twelve months. The disc, titled "The Big WIG Software Locker," will contain six popular encrypted computer games. The first series, shipping in September will offer titles from Electronic Arts, Eidos and Infogrames. The customer will be able to access one game for free and have the option to purchase any or all of the other five titles for a discount off the suggested retail price. The agreement calls for Greenleaf to provide a refreshed disc every three months. Each new DVD will contain at least one free title as well as new content culled from the best selling software products on the market. Sony is expected to ship approximately 930,000 units over the next twelve months; however, there can be no assurance.

     On September 20, 2000 NIVIS and Greenleaf announced that they have entered into additional contracts to develop the network infrastructure and delivery mechanism for Greenleaf's Entertainment Network e-commerce content delivery system. The contracts are part of an ongoing development project that promises several hardware and software products designed to deliver entertainment content from content providers (Studios, Labels, Game, and Software Companies, etc.) to consumers, on demand, and where it makes the most sense - the Television and the Home Entertainment Theater. The prototype system will be completed by Thanksgiving of this year. Greenleaf's Entertainment Portal product is a next generation entertainment component that will allow consumers the ability to store, play, and manipulate content on demand that has been delivered to the home via satellite, cable and other high speed data channels. The new contracts will incorporate video and audio encryption along with a proprietary multimedia player that will work with the Greenleaf Entertainment Network system and other existing media and devices. The long-term vision for the Greenleaf Entertainment Network product is to provide consumers access to the latest movies, music, video games and the Internet all on the TV in a secured environment.

     On October 4, 2000 the Company, announced an agreement with Dell Computers (Nasdaq:DELL) to provide a multi-title DVD disc for bundling with all of Dell's DVD enabled laptops and desktop computers over the next twelve months. The disc, titled "The Dell Software Center," is divided into five sections. In the games section are six encrypted titles including five that are currently listed in the top twenty selling games. The games are: Electronic Arts' "The Sims" and "Tiger Woods 2000," Eidos Interactive's "Tomb Raider: The Last Revelation," "Deus Ex," Infogrames' "Pajama Sam 3" and Sega's "10six," a multiplayer game played over the Internet. All of these titles can be purchased online or via a telephone utilizing Greenleaf's encryption and unlocking technology. Customers unlocking the Sega "10six" game will receive a fifteen-day free trial period. There is also a free games section containing two popular titles from the Infogrames library. Dell is expected to ship approximately 1,023,000 units over the next twelve months; however, there can be no assurance.

     On October 5, 2000 the Company announced the formation of a wholly owned subsidiary, Greenleaf Technologies Latin America, S.A., based in Brazil.The new corporation will provide all of the same services, products, software and encryption technology to the Latin American region as its parent company does in the United States. In Brazil, Greenleaf Technologies Latin America, Veirana & Advogados Associados in Rio de Janeiro will represent S.A.. Funding for the new corporation will be provided by GPS Ltd., Rio de Janeiro. The corporation is in the process of being formed. Terms and conditions of the funding are being negotiated, no funding has been received to date and there is no assurance that Greenleaf Technologies Latin America, S.A. will be funded.

     On October 6, 2000 the Company announced the creation of a new division, Greenleaf Ventures, and the appointment of David Newcomb as its president.Greenleaf Ventures will be directly involved in negotiating mergers and acquisitions, conducting due diligence, and actively seeking new opportunities for its parent company.

     On October 6, 2000 the Company announced that Brilliant Digital Entertainment Inc. (AMEX:BDE), the pioneering entertainment content provider and technology developer for the converging Internet and television markets, will be providing free previews of its 3D digitally animated entertainment content as part of a multi-title DVD disc that will be bundled with all of Dell Computers' DVD-enabled laptops and desktops. Under its agreement with Greenleaf, Brilliant will provide WIG with previews of its "KISS Immortals" and "Xena: Warrior Princess" series, as well as previews for the short-format "Short Attention Span Theater" package. Once viewed, these previews will direct viewers to the Brilliant Web site, where they can watch the full-length version of a particular series Webisode or animated short. The disc will also automatically download Brilliant's Digital Projector, the important playback engine that enables users to view all of Brilliant's content that is produced using the company's b3d tool technology. Greenleaf continues to participate with Brilliant Digital as a content provider.

     On October 12, 2000 the Company announced it has purchased the assets of MultiCom Corp., a service bureau specializing in voice, video and data. The transaction was for stock and cash. A new company, MCS Link, will be formed with Allan King, the president and CEO of MultiCom, as the president of the wholly owned subsidiary. MSC Link will continue to operate in the business arena established by MultiCom and will also explore new business opportunities. Founded in 1997, with headquarters in Austin, Texas, MultiCom Corp. developed a virtual call center solution, building upon a sophisticated computer-telephony platform, to offer companies a scalable virtual call center capable of drawing from many sources of expertise specific to clients' needs. This integrated solution streamlines the sale and provisioning of content, distribution of funds, billing and customer care. Advanced capabilities include Web-based interactions, interactive voice response, live operator and automated options, Internet text chats and automated call back features. MultiCom's suite of services allows ASPs, CLECs, ISPs and other companies with an Internet presence to focus on their core competencies, the delivery of voice, video, and data products. MCSLink will also act as the unlocking center, both online and off-line, for Greenleaf. MultiCom also brings to the table several strategic relationships with national video content providers and utility companies interested in Greenleaf products and services. MultiCom recently signed a three-year contract with Last Mile Media Corp., an emerging provider of high-speed Internet connections to multi-tenant properties, to provide and utilize its services on a nationwide basis. As of January 2001 Last Mile Media ceased all operations.

     On October 16, 2000 the Company announced during the first week of October, Sony Computers and Dell Computers anticpate shipping DVD-enabled desktops bundled with their multi-title DVD-ROM discs. During fourth quarter of fiscal year 2000, the Company shipped to Dell approximately 5000 DVDs containing the first in a series of four discs, while the Company shipped to Sony approximately 12,000 DVDs. Based on the agreements the Company believes each of the computer companies expects to ship approximately 1 million desktops and laptops during the 12-month agreement with Greenleaf. The discs, titled "The Dell Software Center" and for Sony, "The Big WIG Software Locker," are divided into five sections. In the games section are six encrypted full version computer games from Electronic Arts, Eidos and Infogrames, five of which are currently among the top 20 best sellers. No revenues have been generated to date.

     On October 24, 2000 the Company announced an agreement with Taiwan based Ritek Corporation (www.ritek.com), the world's leading optical media manufacturer, for Ritek to acquire up to $20 million of Greenleaf shares in exchange for a combination of cash and DVD replication credits whereby Ritek has exclusive manufacturing rights for five years worldwide. This deal recombines a proven team, which will drive the DVD-ROM market to Ritek's state of the art worldwide facilities. By spring 2001, it is anticipated Ritek will have over 100 production lines.

     In December 2000, the Company announced the availability of DigiGuardTM, its proven digital rights content wrapper for the Apple Macintosh hardware platform. DigiGuardTM encrypts, or locks, digital content with a secure wrapper until a purchase transaction is completed. Consumers may securely unlock wrapped content in a variety of formats including CD-ROM, DVD-ROM and the Internet for purchase. Mac publishers will have the opportunity to protect and sell their software through existing and new channels. Apple users will be able to try and then buy their favorite software conveniently off of a disc 24 hours a day, 7 days a week regardless of connection speed. Greenleaf produces the "Software Locker" series of DVD-ROMs that contain popular computer software titles from the game industry's leading publishers. The company has been made aware that there exist at least competitor that offers a similar product. Greenleaf plans to release discs in the next year that will contain not only multiple game titles for sale, but also advertising, music, utility software and videos.

     On December 27, 2000, Digi Link Technologies, Inc., the Company's majority owned subsidiary, signed a definitive reverse merger agreement with I R Operating Corporation ("IROC") whose shares are quoted on the OTC-BB under the symbol, IROC (OTC-BB: IROC). The terms of the agreement include a share-for-share exchange with IROC being the surviving company, and as part of the agreement, the name of the surviving corporation will be changed to Digi Link Technologies, Inc. ("Digi Link") Prior to this merger, the Company owned 85% of the outstanding stock of Digi Link. The transaction, which is anticipated to close on or about January 31, 2001, is subject to I R Operating Corporation shareholder approval, of which there can be no assurances. Upon completion of the merger, Greenleaf Technologies Corporation will continue to be the largest shareholder of the company owning 81,600,000 shares of approximately 105,000,000 issued and outstanding or approximately 77.7%. Current business plans for DigiLink, include consolidating additional entities that are actively engaged in the management or development of SMR systems. Through the networking of these independently owned SMR systems via the Internet, used in concert with Digi Link's dedicated communications satellite license, Digi Link's management believes the Company will be able to provide a seamless, cost-effective telecommunications package containing long distance, voice mail, billing, internet data transmission, one-number access and other value-added services throughout North America.

     On January 9, 2001, the Company announced its Advocate Energy Metering System.Recognizing the demand for a consumer product that takes advantage of a deregulated energy market, Austin based Greenleaf's patent-pending product called "The Advocate", once operational, will provide technology and a network that has the ability to provide direct and dynamic access to available resellers, as well as potentially provide rewards for shifting consumption to off-peak hours. The Advocate provides the consumer with access to all available resellers in a given region and encourages transactions electronically. By way of its ability to monitor energy use, the Advocate can also provide an opportunity to begin defining when power is used, and ultimately present the consumer with real incentives to time shift their consumption. Deregulated markets such as California are currently suffering as a result of not being able to curb peak energy consumption. The Advocate is in the early stages of development, is not currently operational or available and the Company does not currently have funds available to it to develop the Advocate to commission viability. The Company estimates that it will need approximately $5,000,000.00 to fund the completion of the development process before it can be made available commercially.

     Greenleaf anticipates the Advocate's advanced technologies will not only report electricity consumption by the hour, but will also seamlessly negotiate a homeowner's lowest power bill by selecting the best deal offered from competing deregulated utilities for that hour.

     On January 16, 2001, the Company announced that its Board of Directors, at a special meeting, approved the signing of a Letter of Intent / Term Sheet to sell 51% of the outstanding stock of it and its subsidiary, Greenleaf Ventures, Inc., a Delaware Corporation, to J-Tex Corporation, a Nevada corporation for $34 million in cash, or the equivalent of $0.1754 per outstanding shares of Greenleaf.

     The acquisition is contingent upon J-Tex's securing the necessary financing to complete the transaction, satisfactory due diligence by all parties, the obtaining of any necessary regulatory and shareholder approvals, and the provision of contingent interim funding by J-Tex to Greenleaf.

     The Term Sheet further provides that J-Tex will provide for contingent interim funding of $2 million by January 24, 2001, or as soon as thereafter as practicable, in exchange for Greenleaf common stock, which amount of contingent financing shall be deducted from the final purchase price. Given the recent events in the financial markets, there can be no assurance that the necessary financial commitments can be met in accordance with the Term Sheet. The Term Sheet further provides that the parties will attempt to have definitive agreements signed by February 15, 2001.

Acquisition of Future Com South Florida, Inc.

     In September 1999, the Company entered into an agreement to acquire all the outstanding shares of Future Com South Florida, Inc. ("Future Com") in exchange for 4,000,000 shares of the Company's restricted Common Stock. The Company completed the acquisition in November 1999. 2,000,000 of the shares were issued to William Gale, the President and Chief Executive Officer of Future Com, and the other 2,000,000 shares were issued to Warren Blanck, the Secretary and Treasurer of Future Com. Future Com was formed by Mr. Gale and Mr. Blanck for the purpose of acquiring and managing mobile communications radio licenses and/or systems.

     At the time that the Company acquired Future Com, Future Com entered into agreements to acquire four SMR licenses as well as a communication satellite license. This transaction has been capitalized to the cost of the SMR licenses and satellite as well as deposits on SMR licenses. The SMR licenses were purchased with 960,875 shares of common stock and 2,075,000 options for a total value of $1,148,375 plus their proportionate share of the rights valued at $996,000 less $24,000 for equipment for a total value of $2,120,375.

     In connection with the acquisition, Future Com entered into employment agreements with each of Mr. Gale and Mr. Blanck, which provided for each of them to receive a salary of $96,000 per year. In addition, Future Com agreed to pay each of Mr. Gale and Mr. Blanck an automobile allowance of $850 per month for use of their automobiles for business purposes. Future Com also agreed to repay $150,000 advanced by each of Communications Concepts, Inc. ("CCI") and Uni-Call Communications, Inc. ("Uni-Call"), for a total of $300,000, pursuant to promissory notes issued by Future Com. These promissory notes provide for payments of principal plus interest at the rate of eight percent per year at such time that the Board Of Directors of Future Com determines that there are sufficient funds available for payment, with the unpaid amount due upon demand at any time after five years from the date of the closing of the acquisition. Mr. Gale and Mr. Blanck, who serve as officers and directors of those companies, own Uni-Call and CCI. Prior to September 30, 2000 these notes were renegotiated to require only one half of the original amount to be repaid.

     At the time of acquiring Future Com, the Company issued options to existing employees of Future Com to purchase an aggregate of 400,000 shares of Common Stock. These options were exercisable at a price of $0.50 per share until November 4, 2000, but have expired due to never being exercised.

     In connection with the acquisition of Future Com, the Company entered into a registration rights agreement with Mr. Gale, Mr. Blanck, Mr. Leonard Berg, the President and Chief Executive Officer of the Company, Mr. Richard Wachs, then the President of the Company's wholly-owned Greenleaf Research and Development, Inc. ("GRD") subsidiary and a Director of the Company, and Mr. Christopher Webster, the Vice Chairman, Executive Vice President and a Director of the
Company. Pursuant to the registration rights agreement, the Company agreed to register the transfer of the shares held by those individuals in any registration statement filed by the Company to register the initial or secondary offering of any securities of the Company. No such registration statement has been filed, or is currently contemplated. Mr. Wachs, Mr. Gale and Mr. Blanck currently are not officers or directors of the Company or of any of its subsidiaries.

     After the acquisition of Future Com was completed, the Company entered into letters of intent regarding the acquisition of three additional SMR licenses from CCI. As of September 20, 2000, the Company entered into an Addendum to Stock Exchange Agreement, providing for the acquisition of the following additional licenses: (a) SMR License Pool II, L.C., for 1,680,000 shares of the Company's common stock; (b) SMR License Pool, L.C., for 1,680,000 shares; and
(c) El Paso, G.P., for 350,000 shares respectively.

     The purchase price for the additional licenses is to be paid in the form of restricted Greenleaf Common Stock at an agreed value of $0.50 per share, as well as warrants to purchase an equal number of shares of restricted Greenleaf Common Stock at an exercise price of $.50 with all warrants to expire on the first anniversary of the date of acquisition. The applicable per share exercise price is $.50 per share.

     Pursuant to the Addendum to the Exchange Agreement and the earlier Letter of Intent, CCI will receive as full payment for the Licenses a total of 3,710,000 shares of Greenleaf Common Stock, which were issued on October 17, 2000 and 3,710,000 warrants to purchase Greenleaf Common Stock at a price per share of $.50, which to date none have been exercised and are due to expire on October 1, 2001.

Merger of Future Com and Dotcom.com into Digi Link

     Pursuant to an Agreement of Merger, dated as of September 22, 2000, Future Com South Florida, Inc., a wholly owned subsidiary of Greenleaf and a Delaware corporation, merged with Digi Link Technologies, Inc. (formerly known Dotcom.com Inc.), a majority-owned subsidiary of Greenleaf, with Digi Link being the surviving entity. Following the merger, Greenleaf owned approximately 85% of the outstanding stock of Digi Link.

     Through a private placement memorandum dated September 25, 2000, Digi Link offered for sale up to five million shares of its common stock, par value $.001 at $.20 per share. No funds were raised during Fiscal Year 2000. To date, Digi Link has sold a total of 3,312,500 shares to nine persons raising $662,500. As of the date of filing, Greenleaf's ownership interest in Digi Link is 77.7%.

Letters of Intent-SMR Acquisition to Acquire Additional SMR Licenses and Systems

     In October  2000,  Digi Link entered into a Letter of Intent to acquire six
(6) SMR systems holding licenses in Dallas, Jacksonville, Chicago, Milwaukee, Los Angeles, and Long Beach for $3,240,000 in restricted Digi Link stock. Thereafter, in or about November 2000, Digi Link signed Letters of Intent with Advanced Business Communications, LLC, a Kentucky corporation, for the acquisition of 26 additional SMR Licenses, that are linked with the IntellicomR Wide-Area Network for mobile dispatch communications located in Boston, Massachusetts, for a total purchase price of $7.2 million, to be paid in restricted Digi Link stock. All such letters of intent are subject to due diligence and the execution of definitive agreements. It is anticipated that definitive agreements will be entered into in the second quarter of fiscal year 2001.

Digi Link Technologies Merger with IROC

     In December, 2000, Digi Link signed a definitive reverse merger agreement with IR Operating Corporation ("IROC"), a Delaware corporation, whose shares are quoted on the OTC-Bulletin Board under the symbol, IROC (OTC-BB: IROC). The terms of the agreement include a share-for-share exchange with IROC being the surviving company, and as part of the agreement, the name of the surviving corporation will be changed to Digi Link Technologies, Inc. ("Digi Link").

     In connection with the merger, IROC (n/k/a Digi Link) agreed to satisfy the Company's debt to Murray Fox of $440,000 as follows: $125,000 upon closing and a fifteen month note with interest at 8% payable monthly and the following principal payments: $50,000 45 days after closing; $50,000 90 days after closing; plus monthly amortization of balance of principal ($215,000) and interest over remaining months (i.e., approximately $18,000 per month).

     As of December 31, 2000, Digi Link Technologies, Inc. owned 2 specialized mobile radio FCC licenses in the wireless 220 MHz spectrum as well as a fixed earth station FCC satellite license. Digi Link's business focus is to network independently owned and operated 200 MHz SMR systems throughout the United States and also create a wireless Internet portal that interfaces with 220 MHz transmissions. Current business plans include consolidating additional entities that are actively engaged in the management or development of SMR systems. Through the networking of these independently owned SMR systems via the Internet, used in concert with Digi Link's dedicated communications satellite license, Digi Link's management hopes the Company in the future will be able to provide a seamless, cost-effective telecommunications package containing long distance, voice mail, billing, internet data transmission, one-number access and other value-added services throughout North America.

     Digi Link has a commitment with Communication Consulting, Inc., which will provide funding for all costs associated with the maintenance and operation of all SMR licenses owned, as well as those to be acquired by Digi Link for one year. The Letters of Intent are subject to due diligence and the execution of definitive agreements.

Computer Software And Hardware Products

     Beginning in late 1998, the efforts of the Company have been concentrated on developing and marketing a line of proprietary computer software and hardware to customers in the entertainment industry. As described below, the Company's products are designed to facilitate sales transactions via electronic media, including the Internet. The Company's line of data security and communications solutions assists customers in protecting their intellectual property and information assets from access by unauthorized parties. In addition, the Company's products provide an alternative to traditional methods of bundling and distributing software-based entertainment content through electronic media.

     To date, the Company has developed the following proprietary software products:

     DigiGuardTM. The Company's DigiGuardTM product consists of a suite of software packages to support the locking, unlocking, and playing of entertainment media and other software. DigiGuardTM protects data contained on CD-ROMs and DVDs, allowing the Company's customers to securely bundle various entertainment content, such as games, music and movies, on a single disc or for transmission via the Internet. DigiGuardTM encrypts a customer's software and creates access keys, which are used to unlock protected, content. End users may purchase a key to unlock content by providing credit card payment information to the Company by telephone or over the Internet.

     The DigiGuardTM product consists of the following components, all of which are fully developed and operational:

     MediaEncrypt - "Locks" or encrypts content so it may not be used until the end-user purchases a key, as described above.

     Media Maker - Software, which bundles several "locked" programs onto a single DVD-ROM or CD-ROM. Also can be applied to programs for downloading via the Internet.

     WebLink - Software which allows end-users to view selections available for unlocking, including material associated with the product such as detailed product descriptions, demonstrations, and brief video previews.

     MediaUnlock - Software, which operates at the Company's unlocking center and assists end-users in purchasing their unlocking keys. Consists of two screens of fill-in-the-blanks (able to be completed via the Internet or by phone), which capture credit card information necessary to complete and verify the transaction. Upon completion of the end-user's purchase request, the credit card information is validated and the key is available to unlock the product for immediate use and enjoyment.

     The unlocking activity is performed only once, at the time of purchase. Thereafter, whenever the customer plays the purchased product, the Company's encryption technology automatically verifies unlocking and access to the purchased product. This verification is invisible to the customer.

     DigiGuardESDTM

     The Company is in the process of developing an enhanced encryption, content distribution and licensing system known as DigiGuardESDTM. DigiGuardESDTM, which contains many of the features of the Company's DigiGuardTM product, is intended to facilitate electronic commerce by providing a package which encrypts software in such a manner that the software provider may restrict use of the software as agreed with the end-user. This will enable software producers to ensure that each copy of their software product is properly licensed and may not be copied without prior consent. This is an important feature of the DigiGuardESDTM system and allows for a friendly, convenient way to help the end user comply with the software content publisher's licensing guidelines. The DigiGuardESDTM package itself can be moved to another machine, or freely redistributed - and each time it is executed on another machine it will provide the user the opportunity to license or use the software or content contained in the object.

     For example, a software provider may desire to sell its products so that its programs may be run only on one specific computer at any given time. Under this scenario, the program may be transferred from computer to computer but cannot be copied and played on more than one computer unless the end-user properly registers and licenses the additional copies. However, the software provider also may program DigiGuardESDTM so that the end-user may run the encrypted product on any specific number of separate machines.

     DigiGuardESDTM also contains security measures, which were developed by the Company for a previously proposed product known as MusicLockTM. Because these features are contained in the DigiGuardESDTM product, MusicLockTM has been discontinued as a separate product.

     To date, the Company has expended approximately $2,720,379 on research, development and other costs associated with the DigiGuardESDTM product.

     The DigiGuardESDTM product is now fully developed and operational. There was only $90 in sales during fiscal year 2000 because the development of the DigiGuard product was not completed until late in the fourth quarter and product shipments did not reach the consumers hands until the first quarter 2000. We anticipate that as more DVD's reach the consumers that revenues will increase, but there can be no assurance.

New Product

     The Company currently is developing a group of additional products and services which are intended to be a comprehensive package for the digital delivery of video, audio, computer gaming and software packages, along with high-speed Internet access. Each data package would be encrypted by the Company's DigiGuardESDTM product to prevent unauthorized access.

     The Company would derive revenues by charging end-users monthly access fees and/or individual fees for certain data and content packages, as well as revenues which the Company may realize from other business opportunities derived from this model such as fees for advertisements that may be included with packages. This development project has several hardware and software products designed to deliver entertainment content from content providers (Studios, Labels, Game, and Software Companies, etc.) to consumers, on demand, and where it makes the most sense. Greenleaf's Entertainment Portal product is a next generation entertainment component that will allow consumers the ability to store, play, and manipulate content on demand that has been delivered to the home via satellite, cable and other high speed data channels.

     To date, the Company had expended approximately $821,403 on research, development and other costs associated with this new product. The Company has entered into an agreement with NIVIS, LLC regarding the development of this new product. Pursuant to that agreement, NIVIS has agreed to develop and deliver a prototype of the new product to the Company.

     On January 9, 2001, the Company announced its Advocate Energy Metering System. Recognizing the demand for a consumer product that takes advantage of a deregulated energy market, Austin based Greenleaf's patent-pending product called "The Advocate", once operational, will provide technology and a network that has the ability to provide direct and dynamic access to available resellers, as well as potentially provide rewards for shifting consumption to off-peak hours. The Advocate provides the consumer with access to all available resellers in a given region and encourages transactions electronically. By way of its ability to monitor energy use, the Advocate can also provide an opportunity to begin defining when power is used, and ultimately present the consumer with real incentives to time shift their consumption. The Advocate system is in the developmental stage, and Greenleaf anticipates that it will not be operational until the fourth quarter 2001. The Company does not have the necessary financing to fund the Advocate systems development and is seeking financial commitments. The Company estimates that it will need approximately $5,000,000.00 to fund the completion of the development process before it can be made available commercially.

Competition

     The computer and communications industries are highly competitive, and the Company competes or will compete with substantially larger companies in the development of marketable computer software products, for the acquisition of communications licenses and for sales of communications services. Many of these companies have larger sales forces and more highly developed marketing programs as well as larger administrative staffs, more available service personnel, and greater financial resources available to develop and market competitive products and services. The presence of these competitors may be a significant impediment to the ability of the Company to develop its business. In addition, many of these companies have proven, successful operating histories, which the Company lacks.

Reliance on Third Parties

     The Company's products have been developed and maintained primarily by Company employees. Because these software encryption products do not involve traditional manufacturing processes, the Company is able to maintain development and marketing efforts without relying on outside suppliers. Because the Company is still in the development stage and has generated only immaterial revenues, it is not dependent on any particular customers. However, the continuing operation of the WIG joint venture is dependent upon the continuing cooperation of WAMO and Infogrames, the Company's partners in WIG, of which there is no assurance. The DVD's shipped for the WIG program consisted of 50,000 units with Diamond Viper Multimedia's video card and 50,000 units with Toshiba's DVD upgrade kit. No revenues have been realized from this program to date because no revenues have transferred from Infogram's account, who was responsible for collecting revenues for the unlock activity, to the Company's account.

Research & Development

     The Company has historically committed, and expects to continue committing, significant capital and resources for the ongoing development of its software products. The Company spent approximately $1,511,000 on research and development activities during the fiscal year ended September 30, 2000 and $1,700,000 during fiscal 1999.

Employees

     At January 16, 2001, the Company had a total of 31 employees, all of who are full-time employees.

Item 2.    Description of Property.

     The Company leases its corporate offices located at 8834 Capital of Texas Highway, Suite 150, Austin, Texas 78759 pursuant to a written lease agreement. The lease agreement, which expires on June 30, 2003, currently provides for minimum monthly payments of $13,848.

     The Company also is party to a written lease agreement for office space located at 75 Route 27, Iselin, New Jersey. Pursuant to the provisions of that agreement, the Company is responsible for minimum monthly payments of $5,659.92. The Company has sublet the New Jersey office space to a third party who has agreed to pay, and to date has paid, the minimum monthly payments.

Trademarks

     On October 26, 1998, the Company filed, with the U.S. Patent and Trademark Office ("USPTO"), applications to register "DigiGuard", "MusicLock" and "GLFC" as registered trademarks. Also on that date, the Company filed with the USPTO an application to register "Greenleaf Technologies Corporation", in conjunction with a unique design, as a registered trademark. The Company is continuing to pursue its trademark applications.

Patents

     On March 3, 2000, the Company filed for, but has not yet received, a patent to protect a proprietary broadband communications system, which the Company may ultimately use in connection with its proposed business operations described above under "New Product". The Company also intends to file for further patent protection regarding other proprietary software and/or hardware components, which it is developing for use in connection with its business. There can be no assurance that the patent, or any other intellectual property protection, will be granted.

Item 3.    Legal Proceedings.

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

     On April 11, 1997, a complaint was filed against National Capital Corporation ("NCC"), a former subsidiary of the Company, and against the former President of NCC, by an individual who previously lent money to the former President of NCC. The complaint was filed in the 200th Judicial District Court, Travis County, Texas. Plaintiff contends that approximately $86,000 was illegally converted by NCC and/or the former President of NCC, who has since declared bankruptcy. This claim has been partially settled through the application of proceeds from a sale of the former President's property by the bankruptcy trustee. The Company believes that its potential liability in this matter could be approximately $50,000.

     On July 7, 2000, a former employee of the Company filed suit in the 201st Judicial District Court, Travis County, Texas, against each of the Company, Leonard Berg, Christopher Webster, Richard Margulies, and Richard Wachs. The former employee alleges that (1) in July 1998 he entered into a settlement agreement in connection with his termination of employment by the Company, and
(2) the Company breached the alleged settlement agreement. The former employee seeks approximately 34,782 shares of the Company's common stock, options to purchase approximately 44,268 shares, and unspecified monetary damages alleged to have been suffered. The Company intends to vigorously defend against the former employee's claim.

     On October 18, 1999, the Company filed a petition for declaratory judgment and injunctive relief in the 201st Judicial District Court, Travis County, Texas, against two defendants. One defendant is a former at-will employee of the Company who was employed by the Company for less than two weeks. After the Company terminated its at-will employment of the first defendant, that defendant sent the Company a letter, which demanded that the Company pay him cash, shares of common stock and options to purchase common stock pursuant to an alleged three-year employment agreement. The Company did not enter into any such agreement with the first defendant. After the first defendant was terminated by the Company, the second defendant also sent the Company a letter alleging that the Company agreed to employ him for three years and that he was an employee of the Company. The Company never employed the second defendant and did not enter into any agreement to employ the second defendant. In the second defendant's letter to the Company, he also demanded that the Company pay him money, shares of common stock and options to purchase common stock. The Company seeks return of proprietary information improperly retained by the first defendant, a declaration that the employment agreements alleged by the defendants are unenforceable, and an injunction preventing the defendants from providing Company information to any other persons. The Company has filed a motion for summary judgment in this matter, which currently is expected to be considered by the court in August 2000.

     The Company currently does not believe that adverse rulings in any of these proceedings would have a material adverse effect on the Company's operations.

     In a lawsuit filed in the 261st Judicial District Court, Travis County, Texas, on January 14, 1999, a former officer of the Company and a former consultant to the Company alleged that the Company breached employment and/or service agreements. In May 2000, this matter was settled by the Company agreeing to pay $50,000 in cash as well as issue an aggregate of 3,000,000 shares of restricted stock to the claimants plus an aggregate of 100,000 shares in payment of legal fees. An additional 3,000,000 shares of common stock were issued in the claimants' names but are being held in escrow until May 6, 2001. After that date, the shares in escrow will be distributed to the Company if the average closing price for the Company's common stock for the 90-day period ending on May 5, 2001 (the "May 2001 Average Price") is at least $1.00 per share. If the May 2001 Average Price is less than $1.00 per share, the claimants will receive that number of shares equal to 3,000,000 multiplied by the difference between $1.00 and the May 2001 Average Price, and any remaining shares will be returned to the Company.

     As described above in "Development of Software and Technology Products", the Company filed the Gameverse Lawsuit on December 6, 1999. The Gameverse Lawsuit was filed in the United States District Court for the District of New Jersey against Riverside Group, Inc., Cybermax, Jared Nielsen, Catherine Gray and J. Stephen Wilson. At the time the Acquisition Agreement was entered into, Gameverse was a wholly owned subsidiary of Cybermax, and Cybermax, in turn, was a wholly owned subsidiary of Riverside Group, Inc. ("Riverside"). The three individual defendants were officers and/or employees of Cybermax and/or Riverside at all times relevant to the Gameverse Lawsuit. In the Gameverse Lawsuit, the Company sought formal rescission of the Acquisition Agreement, return of all payments made by the Company (including all common stock and options to purchase common stock issued to Cybermax), compensatory and punitive damages, interest, and all costs incurred by the Company in connection with the Gameverse Lawsuit. By written agreement dated January 28, 2000, all the parties to the Gameverse Lawsuit except Jared Nielsen settled their disputes without admitting fault or liability and agreed to dismiss the suit.

     The material terms of the Gameverse Lawsuit settlement consisted of the following:

     o Cybermax retains options to purchase 2,000,000 shares of the Company's common stock for $.25 per share until September 30, 2003;
     o All other options issued to Cybermax in connection with the Gameverse acquisition are cancelled;
     o Cybermax retains 10,000,000 shares previously issued in connection with the Gameverse acquisition;
     o 1,687,585 shares previously issued to Cybermax are cancelled;
     o 3,000,000 shares are held in escrow (the "Gameverse Escrow");
     o Shares held in the Gameverse Escrow are to be sold and the proceeds used to fund a mutually agreeable, equally owned, joint venture by the Company and Riverside for the marketing of technology and Internet-related products. If, after utilizing their best efforts and negotiating in good faith, the Company and Riverside are unable to agree on the form and operation of the joint venture, the proceeds from the Gameverse Escrow shares will be distributed equally to the Company and Riverside;
     o The Company receives an option to purchase up to five percent of the outstanding equity interests in Cybermax for $1,000,000 until September 30, 2003;
     o Riverside   appoints   the   Company  as  its   exclusive   vendor  for
       encryption-related products on an as-needed basis at fair market value;
     o Riverside agrees to retain Future Com, the Company's wholly-owned subsidiary, for the use of satellite air time and related technology on an as-needed basis at fair market value;

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

Item 4.    Submission of Matters to a Vote of Security Holders.

     a) The Annual Meeting of Shareholders was held on January 5, 2000, and the results were previously reported in the Company's report on Form 10-QSB for the quarter ended June 30, 2000.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

     Prices for the Company's Common Stock were quoted on the OTC Bulletin Board (the "Bulletin Board") until December 1, 1999, after which date the Common Stock was no longer quoted due to certain new requirements for the Bulletin Board. The Company is attempting to meet the new requirements, and, as described above in "Part I - Introduction", the Company currently is in the process of responding to comments by the SEC staff. After the Company has satisfactorily addressed all comments, it will reapply for listing on the Bulletin Board. Continued listing on the Bulletin Board requires that the Company remain current in its required annual (Form 10-KSB) and quarterly (Form 10-QSB) reports.

     The Company's common stock is quoted on the "pink sheets" at the current time in the over-the-counter market under the symbol, "GLFC".

     The Company had 151,159,743 shares of Common Stock issued and outstanding as of January 8, 2001, which were held by approximately 435 stockholders of record.

Market Price Of The Common Stock

     The following table sets forth the range of high and low sales prices per share of the Common Stock as reported by CNBC quotation services for the periods indicated.

        Year Ended September 30, 2000                High                  Low
        -----------------------------------------------------------------------

        First Quarter                                $.70                  $.30
        Second Quarter                              $3.01                  $.44
        Third Quarter                               $2.03                  $.99
        Fourth Quarter                              $1.91                  $.27

        Year Ended September 30, 1999                High                  Low
        -----------------------------------------------------------------------

        First Quarter                               $2.50                  $.375
        Second Quarter                              $2.437                $1.125
        Third Quarter                               $1.406                $.468
        Fourth Quarter                              $.55                  $.312

Dividends

     The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not presently anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities.

     During the past three years, the Company has issued shares of its common stock, warrants to purchase shares of its common stock, and convertible debentures in the transactions described below, which securities and offerings were not registered under the Securities Act of 1933 (the "1933 Act"). These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the 1933 Act and/or by the provisions of Regulation D promulgated under the 1933 Act. In reliance on these exemptions, the Company reasonably believed that the individuals and/or entities to whom the securities were issued were either (1) sophisticated investors who were knowledgeable about the Company's operations and financial condition at the time of receipt of the securities and were able to evaluate the risks and merits of receipt of the securities, or (2) accredited investors, as that phrase is defined in Rule 501 of Regulation D. In some instances, stock was issued to certain persons in exchange for services performed for the benefit of the Company and each of those persons agreed to accept the shares as compensation for the designated portions of the services they had performed. For additional information regarding shares issued to employees and/or directors of the Company, see "Item 13. Certain Relationships and Related Transactions". The transactions included the following:

     o During the period from October 1, 2000 to December 31, 2000, an aggregate of 8,709,243 shares were issued in private placement transactions to 19 persons in exchange for aggregate cash consideration of $2,283,405. An aggregate of 120,000 shares, valued by the Company at $59,300, were issued to 1 employee of the Company for employment-related services on behalf of the Company. Also, separate issuances were made to 6 persons, none of whom was a director or executive officer of the Company, of an aggregate of 2,904,040 shares, valued by the Company at $1,527,439, as compensation for services performed on behalf of the Company. Included in the above share and dollar amounts, the Company issued to MRT Technologies (Ritek), an aggregate of 1,854,462 shares ($944,191) as compensation for services performed on behalf of the Company and an aggregate of 1,755,000 shares ($600,000) in exchange for cash consideration.

     o During  the  period  from  October  1, 1999 to  September  30,  2000,  an aggregate of 13,120,538 shares were issued in private placement transactions to 68 persons in exchange for aggregate cash consideration of $3,917,131. An aggregate of 6,166,200 shares were issued to 8 employees and/or directors of the Company for employment-related services on behalf of the Company. Also, separate issuances were made to 13 persons, none of whom was a director or executive officer of the Company, of an aggregate of 4,302,654 shares as compensation for services performed on behalf of the Company. The value recorded by the Company for the shares issued for employment-related services and other services was $13,855,993. Also during this period, 6,775,000 shares, valued by the Company at $3,155,575, were issued in connection with the Company's acquisition of Future Com and SMR Licenses.

     o In July 2000 the Company sold to an investor an aggregate of 4,370,356 shares of common stock in exchange for a total cash investment of $1,090,589. This investor originally desired to purchase 4% Subordinated Convertible Debentures described above. However, the Company determined that the potential sales of common stock described in this paragraph would be more desirable to the Company, and it was able to negotiate these terms. This investor may ultimately invest up to a total of $6,000,000 as negotiated with the investor based on the investor's original inquiry regarding the possibility of acquiring debentures. In initial negotiations, the Company and the investors agreed on a $4,250,000 investment for shares of common stock at the rate of $.25 per share. The investor later desired to increase its investment, and the additional $1,750,000 of the investment was agreed for shares of common stock at the rate of $.30 per share, which price was negotiated based on an increase in the market price of the Company's common stock after the initial negotiations with the investor. The Company utilized the services of GPS, Ltd. as placement agent in connection with this transaction, and has agreed to pay the placement agent compensation in an amount equal to 10 percent of the investor's total investment pursuant to this transaction.

     o In May 2000, the Company sold to an investor an aggregate of 1,200,000 shares of common stock and warrants to purchase up to 1,200,000 shares of common stock at an exercise price of $.50 per share until May 11, 2002, in exchange for a total cash investment of $600,000.

     o Between October 1, 1999, and May 15, 2000, the Company raised a total of $4,240,000 through private placement sales of its 4% Subordinated Convertible Debentures. The terms of the private placement sales were negotiated during September and October 1999, during which time the market price for the Company's common stock was between $.40 and $.50 per share. The debentures accrue interest at the rate of four percent per year and are convertible into shares of the Company's common stock. Unpaid principal and interest on $1,750,000 of the debentures may be converted into shares at a rate equal to the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five trading days immediately preceding conversion, or (ii) $.25. Unpaid principal and interest on $2,690,000 of the debentures may be converted into shares at a rate equal to the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five trading days immediately preceding conversion, or (ii) $.20. The Company utilized the services of Best Holdings, Ltd. and J.P. Carey Securities, Inc. as placement agents in connection with the placement of the debentures. The Company has agreed to pay each placement agent cash compensation in an amount equal to 10 percent of all debentures sold by that placement agent. The Company also has agreed to issue to the respective placement agents, for each $1 million of debentures sold by that placement agent, a five-year warrant to purchase up to 200,000 shares of common stock for $.20 per share.

     o During the Company's fiscal year ended September 30, 1999, an aggregate of 8,764,000 shares were issued in private placement transactions to 28 persons in exchange for aggregate cash consideration of $1,472,500. An additional 11,500,000 shares, valued by the Company at $21,977, were issued in connection with the Company's acquisition of Gameverse. For further description of these acquisitions, see "Item 1. Description of Business". Separate issuances were made to 20 persons, none of whom was a director or executive officer of the Company, of an aggregate of 4,704,912 shares as compensation for services performed on behalf of the Company. An additional 2,000,000 shares were issued to a consultant in exchange for the consultant's commitment to enter into an agreement to provide professional services to the Company, 1,000,000 shares were later returned. Finally, an aggregate of 2,449,356 shares were issued to seven employees and/or directors of the Company for employment-related services on behalf of the Company. The value recorded by the Company for the shares issued for employment-related services and other services was $4,502,838.

     o From the Company's inception through fiscal year ended September 30, 1998, an aggregate of 6,216,269 shares were issued in private placement transactions in exchange for aggregate cash consideration of $1,574,066. An aggregate of 8,685,414 shares were issued to employees and/or directors of the Company for employment-related services on behalf of the Company, and individuals, none of whom was a director or executive officer of the Company for services rendered. The value recorded by the Company for the shares issued for employment-related services and other services was $2,159,239. The Company issued 20,000 shares in payment of accrued liabilities, for which the Company recorded a value of $5,000.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     The Company is marketing its encryption products to other businesses as alternatives to traditional marketing devices. For example, if a manufacturer of computer games did not have access to encryption devices, it would be faced with the prospect of packaging only one game per CD-ROM disc; if an end user desired to purchase additional games, the manufacturer would incur additional packaging and shipping costs for each disc delivered. The Company's products are designed to save packaging and shipping costs by allowing multiple games to be packaged on a single CD-ROM disc. In addition, the Company's Internet-related encryption devices allow games to be sold directly to the end-user without incurring any packaging or shipping costs.

     The Company's strategy is to build strategic alliances with businesses involved in the manufacture, marketing and distribution of products on computer discs or over the Internet. The Company revenues would result from sales of its encryption devices to those businesses. To this end, the Company has built interlocking strategic relationships with product providers, distributors, and support providers. The Company believes that the largest opportunity for its products and services companies in the entertainment industry, and its strategic alliances are aimed at capturing future revenues by selling to businesses in that industry.

     The DigiGuardESDTM product is now fully developed and operational. There was only $90 in sales during fiscal year 2000 because the development of the DigiGuard product was not completed until late in the fourth quarter and product shipments did not reach the consumers hands until the first quarter 2000. We anticipate that as more DVD's reach the consumers that revenues will increase; however, there can be no assurances.

     The principal accountant's report on the financial statements for the past fiscal year contains a statement to the effect that the Company has an accumulated deficit at September 30, 2000, which raised substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent on its ability to generate sufficient operating cash flows and/or equity or debt financing to meet its obligations and sustain its operations. There can be no assurance that the Company will be successful in raising any required additional financing.

     As described above under "New Product" and "Acquisition Of Communications Business", management of the Company has identified and intends to pursue new business opportunities in the communications industry. Specific opportunities in this area include the wireless high-speed delivery of data to end users via satellite. For example, the speed of traditional data delivery is limited because it is conducted through ground-based wires and cables. Because satellite communications are not constrained by these physical limitations, data is delivered much more quickly. Management believes that consumer demand for digital entertainment, software products and high-speed Internet access is strong and will increase as access systems, such as the Company's proposed new product, become more widely available. There are no assurances, however, that the Company will be able to successfully develop this new business, and has not been able to do so to date. No sales have been realized through these technologies because they are in the development stages.

     The following is a discussion and comparison of the Company's financial condition and results of operations as of and for the fiscal years ended September 30, 2000 and 1999. These discussions should be read in conjunction with the Company's financial statements, the notes related to the financial statements, and the other financial data included in this Form 10-KSB.

Revenues

     The Company had revenues of $90 for the fiscal year ended September 30, 2000 ("2000") compared to $28,501 for the fiscal year ending September 30, 1999 ("1999"), which were derived primarily from web-site design services provided by the Company's Gameverse, Inc subsidiary. The DigiGuardESDTM product is now fully developed and operational. There was only $90 in sales during fiscal year 2000 because the development of the DigiGuard product was not completed until late in the fourth quarter and product shipments did not reach the consumers hands until the first quarter 2000. Ultimately we anticipate that as more DVD's reach the consumers that revenues will increase; however, there can be no assurances.

Gross Profit

     The Company did not report any gross profit for 2000 due to minimal revenues during the reporting period as a result of the DigiGuard product becoming available late in the fourth quarter and the occurrence of the remaining development cost throughout fiscal year 2000. The company did record gross profit of $13,529 for 1999, which were associated with the web design projects at Gameverse, Inc.

Compensation Expenses

     Compensation expenses totaled $5,784,346 for the fiscal year ended September 30, 2000, or an increase of $4,746,664 over the comparable period in 1999. The increase was due to new employment contracts with current officers and additional personnel hired during the period.

Selling Expenses

     Selling expenses for the fiscal year ended September 30, 2000 decreased by $12,922 to $62,097 as compared with these expenses $75,019 for the fiscal year ended September 30, 1999. This is due to the company having completed a large portion of the selling cost in fiscal year 1999.

Administrative Expenses

     Administrative expenses for the fiscal year ended September 30, 2000 increased by $36,264,661 to $41,272,563 as compared to the same category of expenses for the fiscal year ended September 30, 1999 of $5,007,902. The increase was principally due to the issuance of common stock for cost associated with business development, fund raising, outside services, acquisitions and employee compensation.

Other Income and Expense

     Other income and expense for the fiscal year ended September 30, 2000 increased to a net income amount of $293,805 as compared to net income for the fiscal year ended September 30, 1999 of $238,984. The increase of $54,821 is a result of an increase in interest income of $118,906, offset by a decrease in forgiveness of debt of $111,820 and the inclusion of the net income of the minority interest in Digi Link for $47,735.

     Interest income for the fiscal period totaled $246,070 or an increase of $118,906. The increase was due to interest earned on private placement proceeds and from stock subscription notes receivable.

Liquidity and Capital Resources

     Greenleaf's cash position was $637,485 as of September 30, 2000 as compared with $86,372 as of September 30, 1999, or an increase of $551,113.

     Cash flows from activities during the twelve-month period used cash and cash equivalents of $52,478,052, which resulted from a net loss of $47,035,777 adjusted for depreciation and amortization, an increase in assets of $6,113,891, offset by an increase in current liabilities of $603,674.

     In addition, cash and cash equivalents were used to purchase fixed assets of $569,529 and offset by recording minority interest in net assets of subsidiaries $119,368 totaling $450,161.

     The net cash and cash equivalents provided by financing activities of $53,479,326 for the fiscal year ending September 30, 2000, consisted of proceeds from the issuance of common stock amounting to $48,799,338, an increase in borrowing of $20,346, and the issuance of long term debt totaling $4,444,000. These proceeds funded operating activities during the fiscal period.

     During the next twelve months, the Company plans to satisfy any currently unforeseen cash requirements through additional debt and/or equity financing. There can be no assurance that the Company will be successful in raising any required additional financing. Because of a recent Letter of Intent that it has entered into, the Company anticipates that it will have sufficient capital resources to continue current operations for the next twelve months; however, there is no assurance that currently unforeseen cash requirements may not arise in the future or that anticipated funding commitments will materialize. The company, on January 16, 2001, announced that its Board of Directors, at a special meeting signed of a letter of intent/Term Sheet to sell 51% of the outstanding stock of it and its subsidiary, Greenleaf Ventures, Inc., a Delaware Corporation to J-Tex Corporation, a Nevada corporation for $34 million in cash, or the equivalent of $0.1754 per outstanding shares of GTC. The acquisition is contingent upon J-Tex's securing the necessary financing to complete the transaction, satisfactory due diligence by all parties, the obtaining of any necessary regulatory and shareholder approvals, and the provision of contingent interim funding by J-Tex to GTC. The agreement provides that J-Tex will provide for contingent interim funding of $2 million by January 24, 2001, or as soon as thereafter as practicable, in exchange for GTC common stock. The amount of contingent financing shall be deducted from the final purchase price. The agreement further provides that the parties will attempt to have definitive agreements signed by February 15, 2001. There are no assurances at this time that this transaction will be completed.

     As of the date of this filing, the company is unable to meet its maturing financial obligations, while the company continues to explore other funding alternatives; there are no assurances that it will be successful in doing so.

     As of the date of this filing, due to existing financial constraints, certain key executives (including Messrs. Berg, Webster, LoVerme and Parsons) have agreed to defer compensation.

     In relation to the Company's recent inability to meet its financial obligations, it has also fallen delinquent in its federal payroll tax. The Board of Directors has adopted a resolution on to immediately bring the company current in its federal payroll tax obligation following its receipt of sufficient funding.

     As of the date of filing of the Company's Form 10-KSB, there were commitments for material capital expenditures to Nivis LLC for approximately $473,181, which cannot be currently met.

Impact of Recently Issued Accounting Pronouncements

     The Company follows Generally Accepted Accounting Principles ("GAAP") in its accounting methods. The impact of accounting standards, which have been released but not yet adopted into GAAP, is required to be disclosed as part of this "Item 2. Management's Discussion and Analysis or Plan of Operation". There are no applicable disclosures required as of the date of filing this Amendment No. 1 to the Company's General Form For Registration Of Securities on Form 10-KSB.

Item 7.    Financial Statements.

     See accompanying Table of Contents to Consolidated Financial Statements on page F-1 following Item 7 to this Report.

                          Index To Financial Statements


     Financial Statements For The Fiscal Years Ended September 30, 2000 and September 30, 1999

Auditor's Report.............................................................F-1

Consolidated Balance Sheets
September 30, 2000 and 1999..................................................F-2

Consolidated Statements Of Operations & Accumulated Deficit
Year ended September 30, 2000 and 1999.......................................F-3

Statement Of Changes In Stockholders' Equity
Inception Through September 30, 2000 ........................................F-4

Consolidated Statements Of Cash Flows
Year Ended September 30, 2000 and 1999.......................................F-5

Notes To Financial Statements................................................F-6

                          INDEPENDENT AUDITORS REPORT

The Board of Directors
And Stockholders
Greenleaf Technologies Corporation
8834 Capitol of Texas Highway
Suite 150
Austin, TX 78759

     We have audited the accompanying consolidated balance sheets of Greenleaf Technologies Corporation and subsidiaries as of September 30,2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibilities of the company's management. Our responsibilities are to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Technologies Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of operations and cash flows for the year ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and, as of September 30, 2000, has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GERALD BRIGNOLA, CPA, PA
Hackensack, New Jersey
January 15, 2001

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                  September 30,

                                        ** 2000 **       ** 1999 **
ASSETS

CURRENT ASSETS
Cash in bank                           $   637,485      $    86,372
Prepaid expenses                            75,814          164,312
                                       ------------     ------------

Total Current Assets                       713,299          250,684
                                       ------------     ------------

PROPERTY & EQUIPMENT - net                 614,177          139,590
                                       ------------     ------------
OTHER ASSETS
Product development                        392,095
Unsecured notes receivable                 739,366
SMR licenses                             2,120,375
Deposits on SMR licenses                 1,011,200
Security deposits                            8,281            7,981
                                       ------------     ------------
                                         4,271,317            7,981
                                       ------------     ------------
TOTAL ASSETS                           $ 5,625,793      $   398,255
                                       ============     ============




     See accountant's report and notes to financial statements

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                  September 30,

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIENCY)

                                        ** 2000 **       ** 1999 **
CURRENT LIABILITIES
Accounts payable                       $   341,254      $   308,664
Loans payable                                                25,000
Accrued expenses & taxes                   931,339          360,255
Due to related parties                     518,865          253,877
                                       ------------     ------------
Total Current Liabilities                1,791,458          947,796
                                       ------------     ------------

LONG-TERM LIABILITIES
4% Convertible Debentures                4,440,000
Minority interest in net
assets of subsidiary                       119,368
                                       ------------     ------------
                                         4,559,368                0
                                       ------------     ------------
TOTAL LIABILITIES                        6,350,826          947,796
                                       ------------     ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par
value 300,000,000 shs
authorized & 121,414,119 &
65,961,016 shs issued &
utstanding, respectively                   121,414           65,961
Additional paid in capital              61,104,087       12,360,202

Less: stock subscription
and interest receivable                 (4,818,539)     ( 2,879,486)
Less: Treasury stock
(1,989,093 shs)                         (   35,182)     (    35,182)
Deficit accumulated during
development stage                      (57,096,813)     (10,061,036)
                                       ------------     ------------
TOTAL STOCKHOLDERS'
(DEFICIENCY)                              (725,033)    (    549,541)
                                       ------------     ------------
TOTAL LIABILITIES &
 STOCKHOLDERS'
 EQUITY                                $ 5,625,793      $   398,255
                                       ============     ============


     See accountants' report and notes to financial statements

               GREENLEAF TECHNOLOGIES CORPORTION AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS & ACCUMULATED DEFICITS
                            Years ended September 30

                               Inception
                               to Date             **2000**           **1999**
                             ------------        -----------        -----------

REVENUE                      $    42,637         $       90         $   28,501

COST OF SALES                     97,798             82,826             14,972
                             ------------        -----------        -----------
GROSS PROFIT                     (55,161)           (82,736)            13,529
                             ------------        -----------        -----------


SELLING EXPENSES                 442,665             62,097             75,019

OPERATING &
ADMINISTRATIVE
EXPENSES
  Compensation                 7,476,203          5,784,346          1,037,682
  Administrative              49,229,445         41,272,563          5,007,902
  Interest                       142,465            127,840             11,228
                             ------------       ------------        -----------
                              57,290,778         47,246,846          6,131,831

OTHER INCOME & (EXPENSE)
  Interest income                389,571            246,070            127,164
  Forgiveness of debt            111,820            111,820
  Minority interest in
  net income of subsidiary        47,735             47,735
  Loss in investments         (  300,000)
                             ------------       ------------        -----------
                                 249,126            293,805            238,984
                             ------------       ------------        -----------
NET LOSS                     (57,096,813)       (47,035,777)        (5,879,318)

Deficit accumulated
during development
stage-beg                              0        (10,061,036)        (4,181,718)

Deficit accumulated
during development
stage -end                  ($57,096,813)      ($57,096,813)      ($10,061,036)
                            =============      =============      =============

Earnings per share-
basic                                               ($0.387)           ($0.089)
                                               =============      =============

            See accountants' report and notes to financial statement

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                      Inception Through September 30, 2000


                                                                                  Capital In        Stock       Accum Deficit
                                                       Common                     Excess Of     Subscription       During
                                                       Shares        Amount       Par Value      Receivable     Devel. Stage
                                                    --------------------------------------------------------------------------

Net Loss Prior Years                                                                                             $ (240,075)
Cash In Private Offering                                206,500       $ 206       $ 206,294
Stock Issued in Exchange For Berg Companies             902,961         902               -
Stock Issued in Exchange For Clearview Industries     8,964,881       8,965               -
Sale Of Stock                                         6,216,269       6,217       1,567,849
Conversion Of Warrants/Options                          942,908         943         140,494
Shares Issued For Services                            8,685,414       8,686       2,150,553
Stock Issued In Payment Of Liabilities                   20,000          20           4,980
Net Loss For Year                                             -           -               -                      (3,941,643)
                                                   ---------------------------------------------------------------------------
Balance Sept. 30, 1998                              25,938,933       25,939       4,070,170                      (4,181,718)
                                                   ---------------------------------------------------------------------------
Less Stock Subscriptions Receivable                                                              (2,879,486)
Stock Issued In Payment Of Gameverse Inc.            11,500,000      11,500          10,477
Stock Held In Escrow For Future Acquisitions By
    Gameverse & Greenleaf Technologies                               (1,500)
Conversion Of Warrants/Options                       12,092,908      12,092       2,810,135
Stock Returned From Director                           (489,093)
Stock Returned From Vendor                           (1,000,000)                   (488,000)
Sale Of Stock                                         8,764,000       8,764       1,463,736
Shares Issued For Services                            9,154,268       9,154       4,493,684
Rounding $                                                               12
Net Loss For Year                                             -           -               -                      (5,879,318)
                                                   ---------------------------------------------------------------------------
Balance Sept 30, 1999                               65,961,016      65,961      12,360,202      (2,879,486)     (10,061,036)
                                                   ---------------------------------------------------------------------------
Sale Of Stock                                        13,120,538      13,120       3,904,011
Conversion Of Warrants/Options                       18,988,711      18,989       2,275,633
Less Stock Subscriptions Receivable                                                             (1,939,053)
Shares Issued For Services                           10,468,854      10,469      13,845,524
Options Issued For Services                                                      19,482,517
Stock Issued For Payment Of Future Com &
   SMR Licenses                                       6,775,000       6,775       3,148,800
Stock Issued In Settlement of Legal Action            6,100,000       6,100       6,087,400
Net Loss For Year                                             -           -               -                     (47,035,777)
                                                   ---------------------------------------------------------------------------
Balance Sept. 30, 2000                             121,414,119   $ 121,414    $ 61,104,087     $(4,818,539)   $ (57,096,813)
                                                   ---------------------------------------------------------------------------

            See accountants' report and notes to financial statement

              GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                      Inception Through September 30, 2000


                                                                                      Total
                                                              Treasury Stock       Stockholders
                                                         Shares        Amount    Equity (Deficit)
                                                         ----------------------------------------
Net Loss Prior Years                                                             $     (240,075)
Cash In Private Offering                                                                206,500
Stock Issued in Exchange For Berg Companies                                                 902
Stock Issued in Exchange For Clearview Industries                                         8,965
Sale Of Stock                                                                         1,574,066
Conversion Of Warrants/Options                                                          141,437
Shares Issued For Services                                                            2,159,239
Stock Issued In Payment Of Liabilities                                                    5,000
Net Loss For Year
                                                         ----------------------------------------
Balance Sept. 30, 1998                                                                  (85,609)
                                                         ----------------------------------------
Less Stock Subscriptions Receivable                                                  (2,879,486)
Stock Issued In Payment Of Gameverse Inc.                                                21,977
Stock Held In Escrow For Future Acquisitions By
    Gameverse & Greenleaf Technologies                   1,500,000        1,500
Conversion Of Warrants/Options                                                        2,822,227
Stock Returned From Director                               489,093      (36,682)        (36,682)
Stock Returned From Vendor                                                             (488,000)
Sale Of Stock                                                                         1,472,500
Shares Issued For Services                                                            4,502,838
Rounding $                                                                                   12
Net Loss For Year                                                                    (5,879,318)
                                                         ----------------------------------------
Balance Sept 30, 1999                                    1,989,093      (35,182)       (549,541)
                                                         ----------------------------------------
Sale Of Stock                                                                         3,917,131
Conversion Of Warrants/Options                                                        2,294,622
Less Stock Subscriptions Receivable                                                  (1,939,053)
Shares Issued For Services                                                           13,855,993
Options Issued For Services                                                          19,482,517
Stock Issued For Payment Of Future Com &
   SMR Licenses                                                                       3,155,575
Stock Issued In Settlement of Legal Action                                            6,093,500
Net Loss For Year                                                                   (47,035,777)
                                                         ----------------------------------------
Balance Sept. 30, 2000                                   1,989,093     $(35,182) $     (725,033)
                                                         ----------------------------------------

            See accountants' report and notes to financial statement


                                       F-4A

                                       36A

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended September 30,



                                                                2000               1999             Inception
                                                                                                    To Date
                                                           --------------      ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                 ($47,035,777)       ($5,879,318)        ($57,096,813)
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation                                                   67,942             33,657              114,947
  Amortization                                                                       1,833                2,291
  Prepaid expenses                                               88,498           (164,312)             (75,814)

  Stock subscriptions receivable                             (1,939,053)         2,879,486            4,818,539
  Security deposit                                                 (300)            (1,850)              (8,281)
  Accounts payable                                               32,590             54,421              341,254
  Accrued expenses & taxes                                      571,084            316,243              931,339
  Increase in other assets                                   (4,263,036)                             (4,265,327)
                                                           --------------      ------------        -------------
Net cash and equivalents provided by
operating activities                                        (52,478,052)        (8,518,812)         (64,874,943)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Net Home Media                                                                         (300,000)
  Write-off of investment in Net Home Media                                                             300,000
  Purchase of fixed assets                                     (569,529)           (27,753)            (756,174)
  Minority interest in net assets
  of subsidiaries                                               119,368                                 119,368
                                                           --------------      ------------        -------------
Net cash and equivalents used by
investing activities                                           (450,161)           (27,753)            (636,756)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans payable                                                 (25,000)            25,000
  Due to related parties                                        264,988            244,642              518,865
  Purchase of treasury stock                                                       (35,182)             (35,182)
  Issuance of common stock                                   48,799,338          8,330,054           61,225,501
  Proceed in issuance of long term debt                       4,440,000                               4,440,000
                                                           --------------      ------------        -------------
Net cash and equivalents provided
by financing activities                                      53,479,326          8,564,514           66,149,184
                                                           --------------      ------------        -------------
Net increase in cash and cash equivalents                       551,113             17,949              637,485

Cash - beginning of year                                         86,372             68,423
                                                           --------------      ------------        -------------
Cash - end of year                                         $    637,485        $    86,372         $    637,485
                                                           ==============      ============        =============
SUPPLEMENTARY DISCLOSURES OF CASH
FLOWS INFORMATION

  Interest Expense                                         $    127,840        $    11,277

  SCHEDULE OF NON-CASH ACTIVITY
  Stock issued in lieu of cash                             $ 42,587,585        $ 6,698,921



            See accountants' report and notes to financial statements

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


Note 1.  The Company and Nature of Operations

     Greenleaf Capital Corporation was incorporated in the State of Delaware on October 9, 1986. On December 3, 1997, a certificate of amendment was filed with the State of Delaware changing the name of the corporation to Greenleaf Technologies Corporation.

     Greenleaf Technologies Corporation (GTC) is a security software provider. GTC provides new marketing opportunities via DVD and the Internet that creates new revenue possibilities for its customers. Examples include GTC's DigiGuard applied to the OEM (original equipment manufacturer) distribution of encrypted games, interactive games linked to commercial TV shows and to virtually any digital intellectual property.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There has been minimum income producing operations since inception.

Note 2.  Summary of Significant Accounting Policies

     This summary of significant accounting policies of GTC is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of GTC's management, who are responsible for the integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     A. Furniture, Equipment and Depreciation:

     Furniture and equipment are carried at cost. Depreciation is computed on the straight-line basis over periods of five to seven years, which corresponds to the useful lives of the assets.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


     B. Earnings Per Share:

     Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Earnings per share diluted are not presented since such would be anti-dilutive.

     C. Product Development Costs Expensed:

     The Company charges product and development costs, which are not incurred in conjunction with contractual obligations, to expense as incurred. During the years ended September 30, 2000 and 1999, $24,485 and $6,552, respectively, were charged to cost of sales.

     D. Product Development Costs Deferred:

     The Company defers certain costs related to the preliminary activities associated with the manufacture of products, which the Company has determined have economic benefit. At September 30, 2000 and September 30, 1999, product development costs capitalized totaled $392,095 and $-0-respectively.

     E. Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates during the reporting periods. Actual results could differ from these estimates.

     F. Amortization:

     The organization expenses of GTC have been written off and $1,833 has been charged to amortization expense for the year ended September 30, 1999. The purchase of 2 SMR licenses and a Communication Satellite Earth Station License (See Note 6) will be amortized over 15 years using the straight-line method. No amortization was charged during the year ended September 30, 2000, because the licenses were not in service.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


     G. Cash and Cash Equivalents

     Cash and cash equivalents consist of eight checking accounts in two commercial banks. Cash in these checking accounts, at times, exceeds $100,000. The cash accounts are secured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

     H. Consolidation Policy:

     The consolidated financial statements include all the accounts of GTC and controlled entities, which included Game Verse, Inc. and Greenleaf Research and Development, Inc. as of September 30, 1999, Digi Link Technologies, Inc. and Greenleaf Research and Development, Inc. as of September 30, 2000. The company accounts for its investments in consolidated subsidiaries on the equity method. All intercompany transactions are eliminated.

     I. Advertising and Promotion:

     GTC expenses advertising and promotion costs as they are incurred. Advertising and promotion expenses for the years ended September 30,2000 and 1999 was $12,424 and $15,662, respectively.


Note 3.  Basis Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has experienced substantial recurring operating losses, and as of September 30, 2000, the Company's current liabilities exceeded its current assets by $1,078,159 and its total liabilities exceeded its assets by $725,033. These factors raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations and sustain its operations.

               GRENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


Note 3.  Basis of Presentation (continued)

     The Company is attempting raise $2,000,000 through a private placement of its common stock, which, management believes would be sufficient to meet its short term cash requirements. There can be no assurance that such capital will be raised. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4.  Equipment And Leasehold Improvements

     Equipment  and  leasehold  improvements  are  carried at  historical  cost.
Expenditures  for  maintenance  and  repairs  are  charged  against  operations.
Renewals  and  betterments  that  materially  extend  the  life  of  assets  are capitalized. Depreciation of equipment and amortization of leasehold improvements is calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives.

                                             Years
                                             -----
                Office Equipment               5
                Furniture and Fixtures         7
                Leasehold Improvements         7
                SMR License Equipment          5 (not in service as of
                                                  September 30, 2000)

     The modified acceleration cost recovery system is used for federal income tax purposes.

     Equipment   and   leasehold    improvements   are   summarized   by   major
classifications as follows:

                               September 30    September 30
                                     2000             1999
                               ------------    ------------


Office Equipment                  $651,951        $131,615
Office Furniture                    75,714          50,521
Leasehold Improvements               4,459           4,459
SMR License Equipment               24,000
Less Accumulated Depreciation     (114,947)        (47,005)
                               ------------    ------------
                                  $641,177        $139,590
                               ============    ============

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 5.  Income Taxes

     Based on management's present assessment, the Company has not yet determined that a net deferred long-term tax asset of $19,412,916 attributable to the future utilization of $57,096,813 of net operating loss carry forwards as of September 30, 2000, will be realized. Accordingly, the Company has provided 100% allowance against the net deferred tax asset in the financial statements as of September 30, 2000. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows.

                       Year          Amount
                       --------------------

                       2012     $    84,854

                       2013       1,340,159

                       2014       1,996,350

                       2015      15,991,553
                       --------------------

                                $19,412,916
                                ===========



Note 6.  Specialized Mobile Radio (SMR) Licenses

     Through Digi Link Technologies, Inc., a majority owned subsidiary, the Company is now currently engaged in the acquisition, development, operation and management of two 220 MHz Specialized Mobile Radio (SMR) Wireless Licenses and a Communication Satellite Earth Station License.

     On November 4, 1999, GTC issued 4,000,000 shares of common stock valued at $1,660,000 to acquire all of the outstanding common stock of Future Com of South Florida, Inc. as well as the rights to purchase 4 SMR 220 MHz licenses and a communication satellite license. This transaction has been capitalized to the cost of the SMR licenses and satellite as well as deposits on SMR licenses.

     The SMR licenses were purchased with 960,875 shares of common stock and 2,075,000 options for a total value of $1,148,375 plus their proportionate share of the rights valued at $996,000 less $24,000 for equipment for a total value of $2,120,375.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 6. Specialized Mobile Radio (SMR) Licenses (continued)

     The per share rate used to determine the cost was the quoted market value on the date the application for assignment of the licenses was filed with the Federal Communication Commission.

     Financial Accounting Standards No. 123 encourages that use of a fair value method of accounting for stock based awards under which the fair market value of stock options is determined on the date of grant and capitalized accordingly.

     GTC received 81,900,000 shares of Digi Link Technologies, Inc. (formerly Future Com of South Florida, Inc.) common stock in exchange for the rights, purchases, and future purchases of SMR and Satellite licenses.

Note 7. Deposits On SMR Licenses

     The company has deposits of $1,011,200 on 2 additional SMR 220 MHz licenses. The purchase price of shares of common stock and options issued for these licenses were valued using the same method as indicated in Note 6.

Note 8  Leasing Arrangements

     The Company conducts its Austin, Texas operations from facilities that are leased under a five year noncancelable operating lease from Colina West Limited with 33 months remaining before expiring on June 30, 2003. The monthly minimum rental obligation amount to be paid to Colina West Limited is $12,405.50. The monthly minimum rental obligation escalates after each anniversary date. July 1, 1999, the rental obligation amount is $12,982.50. After July 1, 2000, the rental obligation amount will be $13,848.00.

     The following is a schedule of future minimum rental payments required under the above operating lease as of September 30, 2000.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


Note 8. Leasing Arrangements (continued)


             Year Ended
            September 30           Amount
            -----------------------------
               2001              $166,176
               2002               166,176
               2003               124,632
            -----------------------------
                                 $456,984
                                 ========

     GTC formerly conducted its New Jersey operations from facilities that are leased under a renewed three-year non-cancelable operating lease from Metro Plaza of Iselin, LLC with 42 months remaining before expiring on March 15, 2004. The monthly minimum rental obligation amount to be paid to Metro Plaza of Iselin, LLC is $5,659.92. The facilities are currently subleased with no monthly payment shortage obligation by GTC. The current tenants pay the monthly minimum rental obligation directly to Metro Plaza of Iselin, LLC.

     The following is a schedule of contingent future minimum rental payments required under the above operating lease as of September 30, 2000.

             Year Ended
            September 30           Amount
            -----------------------------
               2001              $ 67,919
               2002                67,919
               2003                67,919
               2004                33,960
            -----------------------------
                                 $237,717
                                 ========

     GTC executed an operating lease with Great America Leasing Corporation for a Toshiba copier at the Austin office. The terms of the lease call for 36 monthly rental payments of $95.37 including tax. The lease was executed March 3, 1998. On March 1, 2000, the operating lease expired, and GTC exercised an option to purchase the equipment.

     GTC executed an operating lease with SecurityLink Corporation for a security system, and monitoring services for their Austin office.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 8. Leasing Arrangements (continued)

     The terms of the lease call for 60 monthly rental payments of $25.70, including tax. The lease was executed May 1, 1998. The following is a schedule of future minimum rental payments required under the above operating lease as of September 30, 2000.

             Year Ended
            September 30           Amount
            -----------------------------
               2001                 $ 308
               2002                   308
               2003                   180
            -----------------------------
                                    $ 796
                                    =====

     Digi Link Technologies, Inc., a majority owned subsidiary of the Company, leases principal executive offices located in Iselin, New Jersey. Such facilities are subject to a month-to-month arrangement at $1,600 per month beginning October 1, 2000.

Note 9. Long Term Debt

     On October 1, 1999, GTC entered into an agreement with Best Holding, Ltd. whereby Best Holding, Ltd., will be responsible for the placement of up to $5,835,146 of subordinated convertible debentures. The subordinated convertible debentures will carry a rate of 4% and be placed in denominations of $10,000 pursuant to a private placement under Regulation "D" of the U.S. Securities Act of 1933, as amended. The holders of these debentures are entitled to convert the debentures into that number of fully paid and non-assessable shares of GTC common stock calculated in accordance with the following formula. Number of shares issued upon conversion equals principal + interest on debenture(s) to be converted. Interest equals principal times (N/365) times .04 (less the amount of any interest previously paid), where N equals the number of days between (i) the date of issuance of the debenture, and (ii) the applicable date of conversion for the debenture for conversion is being elected, and conversion price equals the lessor of (x) 80% (The "Applicable Discount") of the closing bid price for GTC's common stock for the five (5) trading days immediately preceding the date of conversion, as defined below or (y) $0.20. The term "Closing Bid Price" means the closing bid price of GTC's common stock as reported on the OTC Bulletin Board (or, if not reported thereon as reported by such other principal exchange or market where traded).

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


Note 9. Long Term Debt (continued)

     GTC agreed to pay Best Holdings, Ltd. a consulting fee of 10% of all capital raised. GTC also agreed to issue for each one million dollars raised a five-year warrant to purchase 200,000 shares of GTC common stock exercisable at $0.20 per share.

     As of September 30, 2000, $4,240,000 of the $4,440,000 has been received towards the issuance of the subordinated convertible debentures. The uncollected $200,000 is reported on GTC's balance sheet under Unsecured notes receivable. The exact issue date and final terms of the debenture were not finalized until May 5, 2000. The $4,440,000 is reported on GTC's balance sheet under Long-Term Liabilities. Interest expense in the amount of $110,750 has been accrued and reported on these financial statements.

Note 10. Subscriptions Receivable

     GTC issued 30,208,583 restricted shares of common stock to various directors, officers, employees and other individuals for subscriptions receivable that are collateralized by promissory notes receivable. The promissory notes have either of the following terms: (i) payable in 30 months from the date of the note at 6% per annum, or (ii) payable on demand at 8% per annum.

                                           Cumulative   Cumulative
                   Number        Notes      Principal    Accrued      Total
                 Of Shares    Receivable    Reduction    Interest     Note
                 ------------------------------------------------------------
Officers and
 Directors       22,638,583   $3,220,788    $      0   $187,505    $3,408,293
Employees           100,000       25,000           0      2,682        27,682
Other             7,470,000    1,697,500    (466,403)   151,467     1,382,564
                 ------------------------------------------------------------
Total            30,208,583   $4,943,288   ($466,403)  $341,654    $4,818,539
                 ==========   ==========   ==========  ========    ==========

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                         Year Ending September 30, 2000


Note 11. Valuation Of Stock And Options Issued For Services
         And Additional Employee Compensation

Stock:

     The Board of Directors from time to time has authorized the issuance of common stock in payment of services provided by non-employees, additional compensation to employees, and acquisitions.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) establishes a fair value method for accounting for stock-based compensation plans, through recognition in the statements.

     GTC applies SFAS 123 to report the issuance of common stock in payment of additional compensation to employees and non-employees using the fair value method to account for such transactions.

     For the year ended September 30, 1999, it was the position of management that whenever stock was issued for services, employee compensation or acquisition, the value of the stock was valued at 50% of the market value at the date of issuance. This position was taken for the following reasons.

     1. GTC is a start up Development Stage Company
     2. There was an extremely limited market for the trading of this GTC stock.
     3. All transactions concerning stock issuance for services, employee compensation and acquisitions were negotiated using 50% of market valuation to determine the fair value of the consideration received.

     For the year ended September 30, 2000 and all future years, management has taken the position that stock issued for services, employee compensation and acquisitions is to be recorded at 100% of the market value at the date of issuance. This position is taken for the following reasons:

     1. Since the stock is more actively traded, management has taken the position that it is appropriate to record stock issuances at 100% of market value at the date of the issuance.

     2.  All  transactions  concerning  stock  issued  for  services,   employee
         compensation and acquisitions were negotiated using 100% of market valuation to determine the fair value of the consideration received.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 11. Valuation of Stock And Options Issued For Service
               And Additional Employee Compensation (continued)

Options:

     The Company grants options which are immediately vested, to officers, employees, non-employee directors, to purchase shares of the Company's authorized but unissued common stock. The granting of these options is not pursuant to a registered plan. The Company has adopted the disclosure only provisions of SFAS 123, Accounting For Stock-Based Compensation, as it related to options granted to officers, employees and non-employee directors. Accordingly, no compensation expense has been recognized for such options. Valuation of these options was calculated using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The valuation of options issued to officers, employees and non-employee directors at September 30, 1999 and 2000 is as follows:

                    September 30, 2000   September 30, 1999
                    ---------------------------------------

Number of Options       27,357,501            11,351,815
Value of Options       $23,447,440           $13,083,288

     Options issued to independent consultants are also valued using the Black-Scholes option-pricing model.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 12. Commitments and Contingent Liabilities

     1. GTC has employment contracts with the following directors and employees who are not employees at will:

                           Annual        Date of         Length of
 Position   Name       Compensation    Agreement           Time
------------------------------------------------------------------
Off/Dir.  W.Hubert     $ 55,000        1/26/00   3Yrs.to  1/26/03
Off/Dir.X R.E.Wachs    $ 96,000       12/15/97   5Yrs.to 12/15/02
Off/Dir.  C.J.Webster  $600,000       10/03/00   7Yrs.to 12/14/07
Off/Dir.  L.Berg       $600,000       10/03/00   7Yrs.to 12/14/07
Off       L.Berg       $125,000        2/01/99   5Yrs.to  2/01/04
Off/Dir.  F.LoVerme    $325,000       10/03/00   3Yrs.to  3/30/03
Off     Y W.Gale       $ 96,000       11/04/99   5Yrs.to 11/04/04
Off     Y W.Blanck     $ 96,000       11/04/99   5Yrs.to 11/04/04
Off       B.Parsons    $100,000        4/24/00   5Yrs.to  4/24/05
Off       D.Wyrick     $135,000       10/02/00   3Yrs.to  9/10/03
Off       P.Trowe      $ 90,000        5/02/00   3Yrs.to  5/01/03
Off       D.Newcomb    $175,000        9/20/00   3Yrs.to  9/20/03
Off       E.Schwertzel $ 95,000        7/21/00   1 Yr.to  7/21/01

        X Terminated 10/13/99
        Y Terminated 02/24/00

        Each of the above is also entitled to be reimbursed for proper business expenses, and any other benefits offered by GTC, either currently existing or adopted at a later date. These benefits will include, but will not be limited to, health and accident insurance, life insurance and stock option plans, if any.

     2. Under the terms of the five-year non-cancelable operating lease with Colina West Limited, GTC has provided a letter of credit in the amount of $68,281 drawn on Bank of America. Conditioned upon GTC's performance of the lease without default, such letter of credit shall be reduced to $16,826 per year at the anniversary of the lease term. The amount of $13,271 of the letter of credit shall serve as security deposit. Bank of America has guaranteed the Letter of Credit pursuant to GTC maintaining a certificate of deposit in an amount equal to the letter of credit. The $68,281 certificate of deposit is reported in cash and equivalents.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 12. Commitments and Contingent Liabilities (continued)

     3. Under the terms of a merchant credit card agreement with Payment Tech Merchant Services, Inc. dated June 25, 2000 and expiring on August 10, 2001, GTC has provided a letter of credit in the amount of $50,000 drawn on Bank One. Bank One has guaranteed the letter or credit pursuant to GTC maintaining a certificate of deposit in an amount equal to the letter of credit. The $50,000 certificate of deposit is reported in cash and equivalents.

     4. Under terms of guaranteed purchase agreement dated August 10, 2000 with Ivy Mill Corporation expiring on December 31, 2000, GTC has provided a letter of credit in the amount of $35,000 drawn on Bank One. Bank One has guaranteed the letter of credit pursuant to GTC maintaining a certificate of deposit in an amount equal to the letter of credit. On September 14, 2000, the letter of credit was amended increasing by $115,000 to a new aggregate amount of $150,000. GTC purchased another certificate of deposit in the amount of $115,000 to maintain certificates of deposit in an amount equal to the letter of credit. The $35,000 and $115,000 certificates of deposit are reported in cash and equivalents.

No 13. Legal Matters

     1. Corporate  Express,  Inc.  vs.  Greenleaf  Technologies,  Inc.  Case No.
        716.570 - Civil Court Harris County, Texas

        Legal matter involves the collection of $14,400 for office furnishings provided to GTC offices located in Austin, Texas. Matter was settled on August 17,1999 in which the Company agreed to pay Corporate Express $14,400 over a six month period at $2,400 per month, beginning September 15, 1999. The final payment on account was recorded in accounts payable on February 29, 2000. The balance owed to Corporate Express, Inc. on September 30, 2000 is zero.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


Note 13. Legal Matters (continued)

     2. Elizabeth Xan Wilson vs. Greenleaf Capital Corporation and Corporate Officers Leonard Berg and Nicholas Soriano. Case No. 97-04423 - Judicial District Court Travis County, Texas

        Legal matter involves the plaintiff, Elizabeth Xan Wilson, claiming that National Capital Corporation (NCC) (previously a wholly owned subsidiary of GTC and Nicholas Soriano, President of the former NCC) fraudulently converted over $80,000 from her in a fraudulent lending scheme. GTC believes that exposure for Nicholas Soriano is great, but is unable to assess GTC's liability. The claim was partially settled by the sale of Mr. Soriano's stock by the Bankruptcy Trustee in a separate matter. As of the date of the financial statements, a verbal agreement has been reached to settle the matter by issuing 50,000 shares of restricted stock to Ms. Wilson. No provision for this matter has been provided in the financial statements for the year ended September 30, 2000.

     3. Darrel and Gabriel McEver vs. Greenleaf Technologies Corporation Case No. 99 - 00490 District Court of Travis County, Texas

        Legal matter involving GTC's refusal to issue stock and severance benefits pursuant to employment agreement with Darrel and Gabriel McEver. A settlement was reached in May, 2000, whereby GTC paid to the McEvers $50,000 cash, 3,000,000 shares of restricted common stock and an additional 3,000,000 shares that are in escrow and may be released to the McEvers in May 2001 depending on GTC's stock price at the time. GTC recorded a $6,110,000 expense in the financial statements for the year ended September 30, 2000.

        GTC issued 100,000 shares of restricted common stock in payment to counsel for legal fees and was recorded in the books and records accordingly.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000



Note 13. Legal Matters (continued)

     4. Kenneth McGowan vs. Richard Wachs, Case No. 99-0944 Judicial Court Travis County, Texas

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

     5. Greenleaf Technologies Corporation vs. David Mendelow and Paul a Forgue, Case No. 99-1222 District Court of Travis County, Texas

        Legal matter involves the alleged breach of employment contract on behalf of David Mendelow and Paul Forgue. The controversy involves whether or not GTC had a contract with Mr. Mendelow and Mr. Forgue to issue stock and pay them compensation for services. The individuals were employed for less than a week before they were terminated. GTC indicates that there is not a signed employment agreement for either individual. Since the case is still in the discovery stage, counsel is unable to express an opinion on the outcome of the lawsuit.

     6. John R. Barnard vs. Greenleaf Technologies Corporation, Case No. 001932 District Court of Travis County, Texas

        In July 2000, John R. Barnard filed a lawsuit, alleging that GTC converted his stock without his knowledge. The matter was resolved for $5,000 cash and 50,000 shares of common stock. The settlement was recorded in the books and records accordingly.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 13. Legal Matters (continued)

     7. Jump Net Inc. vs. Greenleaf Technologies Corporation

        Greenleaf has been threatened with litigation from Jump Net, Inc., its prior internet service provider. Greenleaf's position is that they never authorized the service. Counsel is unable to assess any potential liability as of this statement date.

Note 14. Acquisitions, Mergers and Joint Venture

     A. On July 17, 1998, GTC, formed a wholly owned subsidiary Greenleaf Research and Development, Inc., which was incorporated in the State of Delaware. For the year ended September 30, 2000, and 1999 Greenleaf Research and Development, Inc. is part of the consolidated financial statements.

     B. GTC acquired 100% of the outstanding common stock of Gameverse, Inc. from Cybermax, Inc., which is a wholly owned subsidiary of Riverside Group, Inc. based in Jacksonville, Florida. GTC has accounted for the acquisition using the purchase method of accounting and carries the investment using the equity method.

        GTC acquired Gameverse because of the potential agreement between WAMO\Accolade and GTC to market multiple computer game titles on a single DVD disc for distribution to the personal computer Original Equipment Manufacturers (OEM) market. The Gameverse network was viewed as another distribution avenue for the DVDs.

        In payment for the Gameverse acquisition, GTC agreed to issue to Cybermax 14,687,585 shares of voting common stock of GTC. In addition, GTC granted options to purchase, no later than September 30, 2003, 5,733,333 GTC shares at $.25 cents per share and 1,581,290 GTC shares at $.15 cents per share.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


Note 14. Acquisitions, Mergers and Joint Ventures(continued)

        On December 6, 1999, GTC filed a complaint with the United States District Court, District of New Jersey, whereby GTC alleged that Riverside Group, Inc., Cybermax and certain other involved individuals made numerous misrepresentations to GTC to induce GTC to enter into an agreement for the purchase of Gameverse. These alleged misrepresentations included, that Cybermax claimed to have developed an expansive internet network throughout the United States that included numerous "points of presence" (POP's). GTC alleged that Gameverse did not have the POP's that Gameverse represented it had. GTC also alleged that Gameverse represented to have adequate resources and experience to complete the development of various projects that were underway when, in fact, they were inexperienced and inadequate.

        Additionally, GTC alleged that Gameverse claimed to have owned or controlled at least 27 internet services throughout the United States when, in fact, these representations were false. GTC also alleged that Gameverse knew or should have known that it lacked the capacity to meet obligations set forth in various contracts it was a party to. Finally GTC claimed that a misleading business plan and other materials were presented by Gameverse to corroborate the various misrepresentations noted.

        As a result of the complaint, a settlement agreement was made as of January 28, 2000 whereby Riverside and/or Cybermax retained 10,000,000 of the GTC shares and 2,000,000 GTC options exercisable at $.25 cents each. A total of 1,687,585 GTC shares and 5,314,582 of GTC options were cancelled by GTC without payment to Riverside or Cybermax.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000


Note 14. Acquisitions, Mergers and Joint Ventures (continued)

        3,000,000  GTC  shares  were  placed in escrow to be sold upon  mutually agreeable terms. The proceeds will fund a mutually agreeable joint venture for the marketing of technology and internet related products to be owned in equal amounts by Greenleaf and Riverside. Additionally, Riverside agreed to forgive and discharge Greenleaf's current indebtedness to Riverside in the amount of $111,820, representing reimbursement for employee expenses paid by Riverside subsequent to the closing of the Purchase Agreement on or about September 1998. Riverside also made certain other concessions to GTC as part of the settlement agreement.

        The approximate market value of the GTC shares given up under the original terms, exclusive of the value of the options, was in excess of $5,000,000. The financial condition of Gameverse at the time of acquisition showed a net worth of $21,977. The Directors of GTC believed that a valuable intangible assets existed within Gameverse, but shortly after acquisition concluded that such intangibles did not exist or were seriously impaired.

        Due to the facts noted above, the acquisition of Gameverse has been recorded by Greenleaf Technologies under the purchase method using the net worth of $21,977 of Gameverse at the time of acquisition, thereby not attaching any value to intangible assets.

     C. On July 24, 2000 GTC and NIVIS Technology signed an agreement to develop a prototype for GTC's entertainment portal device. The new device will result in a product, which will operate on either Windows or Linux platform. The new portal will have the capability to store, download and play the latest movies, deliver television programs, serve up video programs and play music off the internet. As of September 30, 2000. $392,095 was charged to Product Development Costs and will be amortized in accordance with Note #1 Significant Accounting Policies.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 14. Acquisitions, Mergers and Joint Ventures (continued)

        On August 31, 2000, GTC announced an agreement with Dell Products, Inc. to form a partnership to develop and distribute encrypted DVD games. No entity has been established or income and expenses have been generated by the partnership as of September 30, 2000.

        On September 1, 2000, GTC announced an agreement with Sony Computers to provide a multi title DVD disc for "bundling". The new disc will be titled "The Big Wigs Software Locker". With this device, Sony Computers will be able to offer to their customers some popular computer games without having to pay a licensing fee. No income and expenses have been generated as of September 30, 2000.

     D. On November 4, 1999, GTC acquired all the outstanding shares of Digi Link Technologies, Inc. (successor by merger to Future Com of South Florida Inc.) in exchange for 4,000,000 shares of GTC's restricted common stock and the assumption of $300,000 in debt owed by Digi Link Technologies, Inc,.

        The assumption by GTC of $300,000 in debt owed by Digi Link is promissory notes to related parties, who are minority shareholders of Digi Link. By mutual consent of Digi Link and the holders of the notes, these amounts due were subsequently reduced by one-half. The notes accrue interest at the rate of eight percent per year and payment of all accrued and unpaid principal and interest is due and payable on demand at any time after November 4, 2004. In addition, the notes provide that any payments on the notes prior to November 4, 2004 will be made only at such time the Board of Directors of Digi Link determines sufficient funds are available for payment.

        Digi Link is engaged, on a limited basis, in the acquisition, development, operation and management of 220 MHz Specialized Mobile Radio (SMR) wireless communication services and a satellite earth station license.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000

Note 15. Due to Related Parties

     Notes payable have been generated by transactions with related parties, which are detailed as follows:

                                       9/30/00       9/30/99
                                      ----------------------
           Stockholders, Directors
           and Officers               $247,000      $165,192
           Stockholders                      0        88,685
                                      ----------------------
                                      $247,000      $253,877
                                      ========      ========

     Promissory Notes due to related parties, having various dates, are payable on demand at an interest rate from 0% to 8% per annum.

Note 16.  Issuance of Common Stock

     On November 23, 1988 the principal shareholders of Greenleaf Capital Corporation(now defunct) who owned directly and beneficially a total of 1,177,250 shares of common stock of Greenleaf Capital Corporation at $.001 par value, sold 971,250 share to three purchasers. The three purchasers, all of whom became directors, and two of whom continued to be directors at September 1998, subsequently paid GTC. $14,065 or $.0145 per share for 971,250 shares of common stock.

Note 17. Subsequent Events

     1. Effective October 1, 2000, GTC issued 750,000 shares of restricted common stock of GTC, plus agreed to pay payroll and operating expenses totaling $439,000 as of September 30, 2000, in exchange for certain assets of Multi Com Corp. The following is a condensed unaudited financial statement of Multi Com Corp. for the twelve months ended September 30, 2000 and September 30, 1999.

                                                  9/30/00    9/30/99
                                                 ---------------------
                  Balance Sheet Condensed:

                  Assets                        $ 326,970   $ 382,945
                  Liabilities                    (988,480)   (162,504)
                  Stockholders Equity/Deficit     661,510    (220,441)
                                                 ---------------------
              Total Liabilities & Deficit       $(326,970)  $(382,945)
                                                ==========  ==========

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2000



Note 17. Subsequent Events (continued)

                                                  9/30/00     9/30/99
                  Statement of Income
                  Condensed

                  Income                        $ 304,687  $   266,148
                  Cost of Sales                  (111,714)     (14,474)
                                                -----------------------
                  Gross Profit                    192,973      251,674
                  Operating Expenses             (914,274)  (1,110,106)
                                                -----------------------
                  Net(Loss)                     $(721,301) $  (858,432)
                                                -----------------------

     2. On October 6, 2000 GTC announced the creation of a new division, Greenleaf Ventures, Inc. The new division will be involved in negotiating mergers and acquisitions as well as seeking new business opportunities for GTC.

     3. On October 24, 2000 GTC announced an agreement with Taiwan based Ritek Corporation, the world's leading optical media manufacturer, for Ritek to acquire up to $20 million of GTC shares in exchange for a combination of cash and DVD replication credits Ritek has exclusive worldwide manufacturing rights for five years.

     4. On December 28, 2000, Digi Link Technologies, Inc. (a majority owned subsidiary - see note 15) announced it signed a definitive reverse merger agreement with I R Operating Corporation ("IROC") whose shares are quoted on the OTC-BB. The terms of the agreement include a share-for-share exchange with IROC being the surviving company, and as a part of the agreement, the name of IROC will be changed to Digi Link Technologies, Inc.

     5. In January, 2001 Digi Link Technologies, Inc. signed definitive agreements to acquire an additional sixty 220 MHz SMR licenses with over 350 channels. The estimated cost of these acquisitions will be funded by the issuance of 10,000,000 shares of common stock at $1.00 per share for a sum total of $10,000,000.

               GREENLEAF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                         Years Ended September 30, 2000

Note 17. Subsequent Events(continued)

     6. On January 16, 2001, the Company announced that its Board of Directors, at a special meeting signing of a letter of intent/Term Sheet to sell 51% of the outstanding stock of it and its subsidiary, Greenleaf Ventures, Inc., a Delaware Corporation to J-Tex Corporation, A Nevada corporation for $34 million in cash, or the equivalent of $0.1754 per outstanding shares of GTC.

        The acquisition is contingent upon J-Tex's securing the necessary financing to complete the transaction, satisfactory due diligence by all parties, the obtaining of any necessary regulatory and shareholder approvals, and the provision of contingent interim funding by J-Tex to GTC.

        The agreement provides that J-Tex will provide for contingent interim funding of $2 million by January 24, 2001, or as soon as thereafter as practicable, in exchange for GTC common stock. The amount of contingent financing shall be deducted from the final purchase price. The agreement further provides that the parties will attempt to have definitive agreements signed by February 15, 2001.

     7. Management has informed us that as of the date of the financial statement, the Company is in arrears for payroll taxes to various State and Federal taxing authorities for approximately $180,000.

     8. As of September 20, 2000, the Company, through its majority owned subsidiary, Digi Link Technologies, Inc., entered into an agreement with Communications Concepts, Inc (CCI), to acquire additional SMR Licenses. Pursuant to that agreement, on October 17, 2000, CCI was issued
        3,710,000 shares of Greenleaf Common Stock and an equal number of warrants to purchase Greenleaf Common Stock at a price of $.50, per share, which to date none have been exercised and are due to expire on October 1, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           Not applicable.

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons.

     The directors and executive officers of the Company, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Additional information concerning each of these individuals follows the table.

Name                               Age      Position with the Company                 Director Since
----------------------------------------------------------------------------------------------------
Leonard Berg                        76      Chairman Of The Board;                    December 1995
                                               Chief Executive Officer;
                                               President; and Director
Christopher J. Webster              28      Vice Chairman; Executive                  October 1998
                                               Vice President; and Director
Frank LoVerme                       55      Chief Operating Officer; and Director     August 2000

Robert A. Parsons                   42      Chief Financial Officer

Lon T. Berg                         39      Vice President of Marketing

Paul Trowe                          29      Vice President of Business Development

William J. Hubert                   46      Secretary; and Treasurer

Dennis Wyrick                       45      Vice President of Operations

Eric Schwertzel                     31      Vice President of Sales


     Leonard Berg has served as the Chairman Of The Board, Chief Executive Officer and President of the Company since April 1999 and also previously served as President of the Company from November 1995 to December 1997. Mr. Berg is also a director of Digi Link. From December 1997 to March 1999 he was a consultant to the Company on general business matters. Beginning in August 1994 until March 1995 Mr. Berg was a Survey Manager for The Gallup Organization.

     Mr. Berg has over forty years of experience in the finance industry. His corporate experience includes owning, managing and financing real estate properties, as well as financial and operating experience in the commercial real estate business. In 1949, Mr. Berg founded Berg Enterprises. He served as co-chairman of the board, officer, director and shareholder of Berg Enterprises for 33 years. During its operation, Berg Enterprises was listed on the American Stock Exchange and was primarily involved in the real estate and mortgage banking business. Mr. Berg helped to successfully operate the company until it became a subsidiary of the Primerica Corporation in 1982. Since 1982, Mr. Berg has owned and consulted with numerous companies in the entertainment, finance, and real estate industries. Mr. Berg also founded and served as a Lifetime Director and General Campaign Chairman for the John F. Kennedy Medical Center in Edison, New Jersey, and was responsible for that center's merger with the Robert Wood Johnson (J. & J.) Rehabilitation Center. In addition, Mr. Berg has previously served as Chairman Of The Board of each of United Plastics and Metalique Industries.

     Christopher J. Webster has served as Vice Chairman of the Company since February 2000 and as Executive Vice President of the Company since August 1997. In that capacity Mr. Webster has been an integral participant in development of the Company's long-term strategies and development. Mr. Webster is also a director of Digi Link. From February 1995 to August 1997 he was the Vice
President and a director of Clearview Technologies, Inc. Previously, from October 1996 to August 1997, Mr. Webster was the Senior Vice President for Marketing/Acquisitions of Flatline Studios, LLC ("Flatline"). While at Flatline, he was responsible for acquiring venture capital for the development of the game "Alien Intelligence" and later negotiated a multi-million dollar royalty contract with Interplay Products to bring "Alien Intelligence" to market.

     In May 1993, Mr. Webster co-founded WebEver Productions, Inc. ("WebEver"), one of the first advertising agencies devoted to the Internet. From that time until October 1996, he served as the Chief Executive Officer of WebEver, where he developed Internet and Intranet sites for companies such as Microsoft, Texas Instruments and IBM.

     Frank LoVerme has served as the Company's Chief Operating Officer since March 2000 and is responsible for the operations of the Company and its subsidiaries. From April 1995 until March 2000, Mr. LoVerme was the Vice President of Sales and Marketing at WAMO, where he directed business development efforts. Mr. LoVerme was a principal of Personics Corporation, a pioneer of customized delivery of music copyrights, until Personics was acquired by Time Warner in October 1991. Mr. LoVerme has over 30 years of sales and marketing experience, including 11 years as the head of LoVerme and Associates, Inc., an advertising and sales promotion agency that he founded in 1980.

     Robert A. Parsons has served as the Company's Chief Financial Officer since April 2000 and is responsible for overseeing the Company's financial operations. From January 1990 through August 1998, Mr. Parsons was Senior Systems Analyst/Project Manager at Union Texas Petroleum Corporation where he oversaw the implementation of Lawson Financial, an ERP software solution, with a primary emphasis on General Ledger and Activity Management for that company's international offices. Mr. Parsons was Project Lead at Dynegy Corporation from October 1998 through October 1999 where he was custom development team leader for cross commodity applications. From October 1999 to April 2000, Mr. Parsons was Project Lead manager for Proviso Consultants where he managed the team converting Atlantic Ritchfield's Petrochemical Corporation into Lyondell's Petrochemical Company. Mr. Parsons has over 18 years of experience in oil and gas and service businesses. His specific areas of expertise include Financials, Land Lease, Contract Administration and Gas Measurement Applications.

     Lon T. Berg has served as the Company's Vice President of Marketing since August 1999. Mr. Berg spearheads the development of new marketing alternatives and distribution outlets for the Company's proprietary products and clients. From November 1997 to March 1999, he was an Advertising Account Executive for Westland Associates, where he was responsible for securing new accounts from automotive dealerships, advising them on marketing their service department's advertising initiatives and expanding their customer base. Beginning in October 1995 until August 1997, Mr. Berg was the West Coast Area Manager of AucNet USA, Inc., where he obtained new accounts for training and consulting on marketing issues with automotive dealers and manufacturers in the western half of the United States. In this position, Mr. Berg was involved in a new product launch of satellite-based automotive auctions for manufacturers such as Mitsubishi, Toyota and Lexus throughout the western United States. From June 1993 to August 1995, Mr. Berg was a Sales Representative for Panorama Sales, Inc., a retailer of new and used automobiles.

     Paul Trowe has been the Company's Vice President of Business Development since May 1, 2000. From January 2000 through April 2000, Mr. Trowe was the President and CEO of Evolution Consulting Group, which exclusively advised Infogrames regarding marketing and sales strategies. From July 1999 until January 2000, he was the Director of Business Development at Infogrames Entertainment. Mr. Trowe was the OEM Sales Manager at Gremlin Interactive from June 1998 until July 1999, when Gremlin Interactive was purchased by Infogrames Entertainment. Between April 1997 and May 1998, he was a Producer at Activision, Inc. in Santa Monica, California. Prior to his employment with Activision, Mr. Trowe was an Associate Producer at Sierra On-Line, Inc. in Oakhurst, California. Mr. Trowe worked at Sierra for a total of 10 years, beginning in 1985 as a software tester.

     William J. Hubert has been the Secretary and Treasurer of the Company since July 1999 and was the office manager of the Company from August 1997 to July 1999. Previously, from February 1996 until August 1997, Mr. Hubert was an Executive Assistant and Office Manager for Clearview Technologies, Inc., where he was responsible for day-to-day operations in the Austin, Texas office. From January 1995 to February 1996, Mr. Hubert was an executive assistant at Flatline Studios, LLC where he assisted in obtaining financing for several films to be produced by Texas-based production companies, as well as financing for the studio itself.

     Dennis L. Wyrick, has served as the Company's Vice President of World Wide Operations since October 2000. From August 1997 through September 2000, Mr. Wyrick was Senior Commodity Manager in World Wide Procurement with Dell Computer Corporation where he over saw the implementation of commodity strategies, quality plans, supplier selection & management guidelines and process improvements which maximized asset velocity and reduction in total cost of ownership. Mr. Wyrick was Senior Buyer/Planner/Commodity Manager August 1995 through August 1997 where he managed $500 million of inventory. Mr. Wyrick specific areas of expertise include global supply chain management, price negotiation/contracting, an in depth understanding of the computer industry and a reputation for relationship management.

     Eric Schwertzel has been the Company's Vice President of Sales since July 2000 and is a five-year veteran of the multimedia entertainment industry. After receiving his Bachelor of Science in Business Administration, with a concentration in Marketing from California Polytechnic University in San Luis Obispo, he was recruited by Nortel Networks in 1993 to help guide the Meridian Call Center group with various 3rd party relationships. Mr. Schwertzel left Nortel to follow his passion with entertainment marketing and supervised the evangelism effort at Trident Microsystems. His main objective was driving graphic chipset features and functionality to hardware Original Equipment Manufacturing (OEM's) and PC software developers and publishers. During his tenure at Trident, he put together bundle deals with Sega, Interplay, Lucas Arts and others. Eric has also worked with STMicroelectronics and Oak Technology evangelizing their new graphic chipset and platform initiatives including speaking at Game Developers Conference on the virtues of region-based architectures. Branching out from the graphic chipset business, Mr. Schwertzel founded in 1998, Alphabit Consulting. The company focused on helping hardware companies marketing their products to consumers and included Fortune 1000 clients such as Diamond Multimedia, Integrated Device Technology, Trident Microsystems and several smaller start-ups. Prior to joining Greenleaf, he was at Makeanoffer.com (now Mybiz.com) driving the customer acquisition campaign of the Idealab funded company.

Compliance with Section 16(a) of the Exchange Act.

     Leonard Berg, Christopher Webster, and Frank LoVerme each filed the Initial Statement of Beneficial Ownership, on Form 3, on October 11, 2000.

Item 10. Executive Compensation.

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three successive completed fiscal years by Leonard Berg, the Chief Executive Officer, President and Chairman Of The Board of the Company, and by Richard Margulies, the former President and a former director of the Company (together, the "Named Executive Officers"). The figures in the following table are for the fiscal years ended September 30, 1998, 1999 and 2000.


                                                                                   Long Term Compensation
--------------------------- -------- ------------ -------------- ------------ ------------------------------- ---------- -----------
                                                                                          Awards               Payouts
--------------------------- -------- ------------ -------------- ------------ ------------------------------- ---------- -----------
                                                                                              Securities
                                                                 Other                        Underlying      LTIP      All Other
Name and                    Fiscal   Salary       Bonus ($)(2)   Annual       Restricted      Options/SARs    Payouts   Compensation
Principal Position          Year     ($)(1)                      Compensation Stock           (#)(5)          ($)(6)     ($)(7)
                                                                 ($)(3)       Award(s)($)(4)
--------------------------- -------- ------------ -------------- ------------ --------------- --------------- ---------- -----------
Leonard Berg, Chairman of    2000     $283,833      $201,000       $6,712        $317,500       7,000,000        -0-          -0-
the Board, President,        1999      $96,000         -0-         $5,820        $296,833       2,187,072        -0-          -0-
Chief Executive Officer,     1998      $96,000         -0-         $3,880        $62,500        1,500,000        -0-          -0-
and a director
--------------------------- -------- ------------ -------------- ------------ --------------- --------------- ---------- -----------

Christopher J. Webster,      2000     $291,833      $201,000         -0-           -0-          7,000,000        -0-          -0-
Vice Chairman of the         1999      $56,000         -0-           -0-         $625,000        258,603         -0-          -0-
Board, Executive Vice        1998      $48,000         -0-           -0-           -0-          1,692,908        -0-          -0-
President, and a director
--------------------------- -------- ------------ -------------- ------------ --------------- --------------- ---------- -----------

Frank Lo Verme, Chief        2000     $102,333         -0-           -0-           -0-          3,000,000        -0-          -0-
Operating Officer, and a     1999        -0-           -0-           -0-           -0-             -0-           -0-          -0-
director                     1998        -0-           -0-           -0-           -0-             -0-           -0-          -0-

--------------------------- -------- ------------ -------------- ------------ --------------- --------------- ---------- -----------

Richard Margulies, former    2000        -0-           -0-           -0-           -0-             -0-           -0-          -0-
President and former         1999      $48,000         -0-           -0-       $125,000 (8)        -0-           -0-          -0-
director (8)                 1998    $48,000 (9)       -0-           -0-         $62,500           -0-           -0-          -0-
--------------------------- -------- ------------ -------------- ------------ --------------- --------------- ---------- -----------

     (1)The dollar value of base salary (cash and non-cash) earned during the year indicated.

     (2)The dollar value of bonus (cash and non-cash) earned during the year indicated.

     (3)The dollar value of compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property, earned during the year indicated. The amounts shown represent allowances granted to the named person in order to cover automobile-related expenses.

     (4)The dollar value (net of any consideration paid by the person named in the Summary Compensation Table) of awards of restricted Common Stock.

     (5)The sum of the number of shares of Common Stock to be received upon the exercise of all stock options granted.

     (6)The Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

     (7)All other compensation received that the Company could not properly report in any other column of the Summary Compensation Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the Named Executive Officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

     (8)Mr. Margulies, who previously was a director of the Company, was appointed President of the Company on August 6, 1998. Mr. Margulies resigned as President and director of the Company effective as of April 1, 1999. On June 2, 1999, Mr. Margulies was issued 500,000 shares of Common Stock, valued by the Company at $125,000, in connection with an agreement pursuant to which Mr. Margulies' services on behalf of the Company were terminated.

     (9)During fiscal 1998, prior to becoming President of the Company, Mr. Margulies also received $45,428 in payment of fees for consulting services provided to the Company.

Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended September 30, 2000 to each Named Executive Officer.


                                                  % of Total Options
                                    Options       Granted to Employees     Exercise or Base     Expiration
Name                                Granted (#)   in Fiscal Year           Price ($/Share)         Date
----------------------------------- ------------- ------------------------ ------------------- --------------

Leonard Berg                         7,000,000              23.5%              $.10/Share        1/31/03
----------------------------------- ------------- ------------------------ ------------------- --------------

Christopher Webster                  7,000,000              23.5%              $.10/Share        1/31/03
----------------------------------- ------------- ------------------------ ------------------- --------------

Frank Lo Verme                       4,000,000              10.0%              $1.00/Share       3/14/05
----------------------------------- ------------- ------------------------ ------------------- --------------


Aggregated Option Exercises And Fiscal Year-End Option Value Table

     The following table indicates exercises of stock options during the fiscal year ended September 30, 2000 by the Named Executive Officers, and also sets forth information concerning the fiscal year-end value of unexercised options held by each Named Executive Officer.


                           Aggregated Option Exercises
                    For Fiscal Year Ended September 30, 2000
                           And Year-End Option Values

                                                                         Number of              Value of
                                                                         Unexercised            Unexercised
                               Shares                                    Options                In-The-Money
                               Acquired on       Value                   at Fiscal              Options at Fiscal
Name                           Exercise (#)(1)   Realized ($)(2)         Year-End (#)(5)        Year-End ($) (3)
------------------------------ ----------------- ----------------------- ---------------------- ----------------------
Leonard Berg                   10,687,072 (4)         $11,848,908                 -0-                     - -
------------------------------ ----------------- ----------------------- ---------------------- ----------------------

Christopher Webster             7,258,603 (4)          $8,261,877                 -0-                     - -
------------------------------ ----------------- ----------------------- ---------------------- ----------------------

Frank Lo Verme                     -0- (6)                -0-                  4,000,000                  - -
------------------------------ ----------------- ----------------------- ---------------------- ----------------------

     (1)The number of shares received upon exercise of options during the fiscal year ended September 30, 2000.

     (2)With respect to options exercised during the Company's fiscal year ended September 30, 2000, the dollar value of the difference between (A) the exercise price of the option, and (B) the market value of the option shares purchased on the date of the exercise of the options as determined by averaging the high and low prices for the Common Stock on that date as reported on the OTC Bulletin Board.

     (3)For all unexercised options held as of September 30, 2000, the aggregate dollar value of the excess is the market value of the stock underlying those options over the exercise price of those unexercised options. For purposes of this table, the market value used for the Common Stock is the average of the high and low prices for the Common Stock on that date as reported on the OTC Bulletin Board.

     (4)Consists of shares underlying options exercised on March 29, 2000 to purchase 7,000,000 shares at $.10 per share for Mr. Berg and Webster respectively. Also, consists of shares underlying options exercised on March 29, 2000 to purchase 2,187,072 shares for Mr. Berg and 258,603 shares for Mr. Webster at $.15 per share.

     (5)No shares were unexercised as of September 30, 2000 by Mr. Berg or Webster.

     (6) No shares were exercised as of September 30, 2000 by Mr. Lo Verme.

Compensation Of Directors

     All the members of the Board also are employees of the Company. Beginning in May 2000, each member is entitled to receive for meetings attended, as compensation for serving as a director of the Company: $12,500 annually, to be paid on a monthly basis; $2,500 for each Board meeting attended in person; $1,000 for each Board meeting attended telephonically which lasts for more than 30 minutes; and $500 for each Board meeting attended telephonically which lasts for less than 30 minutes. To date, there is no record of any payments being made by the Company.

Employment Contracts and Termination of Employment and Change-in-Control
 Arrangements

     Effective as of December 15, 1997, the Company entered into a written agreement with Leonard Berg (the "Berg Agreement") pursuant to which Mr. Berg was to provide services to the Company. Pursuant to the Berg Agreement, which was for an original term of five years, Mr. Berg was entitled to compensation of $8,000 per month. Effective as of January 10, 2000, the Berg Agreement was amended to (1) extend the term of the agreement until December 14, 2007, and (2) increase Mr. Berg's compensation to an aggregate of $250,000 per year, which was subsequently as of September 15, 2000 was increased to $600,000. If Mr. Berg is unable to perform his duties under the Berg Agreement due to physical or mental disability or death, he or his estate is entitled to 12-months' compensation. If the Company is in default of the Berg Agreement, Mr. Berg is entitled to immediate payment of full compensation for each month remaining in the term of the Berg Agreement.

     Also effective as of December 15, 1997, the Company entered into a written agreement with Christopher Webster (the "Webster Agreement") pursuant to which Mr. Webster was to provide services to the Company. Pursuant to the Webster Agreement, which also was for an original term of five years, Mr. Webster also was entitled to compensation of $8,000 per month. Effective as of January 10, 2000, the Webster Agreement was amended to (1) extend the term of the agreement until December 14, 2007, and (2) increase Mr. Webster's compensation to an aggregate of $250,000 per year, which was subsequently as of September 15, 2000 was increased to $600,000. Effective January 1, 2001, Mr. Webster requested that his salary be reduced to $300,000. If Mr. Webster is unable to perform his duties under the Webster Agreement due to physical or mental disability or death, he or his estate is entitled to 12-months' compensation.

     In addition, the Company has entered into written employment agreements with seven other employees, including a three-year employment contract, effective March 30, 2000, with Frank LoVerme, the Company's Chief Operating Officer and a director of the Company, at an annual salary rate of $195,000, which was subsequently as of September 15, 2000 was increased to $325,000.

     The Company also has agreed to reimburse each of these persons for business-related expenses and to provide each with all benefits that are generally available to executive officers of the Company, including life and health insurance.

     As described above in "Item 1. Description Of Business", each of Messrs. Wachs, Gale and Blanck have resigned from all positions with the Company and its subsidiaries. The employment agreements previously entered into with those individuals have been terminated.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     As of January 8, 2001, there were 151,159,743 shares of the Company's Common Stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of the Company's Common Stock by each director and executive officer, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

Name and Address                                                 Number of Shares                Percentage of
of Beneficial Owner                                           Beneficially Owned (1)           Shares Outstanding
-----------------------------------------------------------------------------------------------------------------
Leonard Berg                                                      17,418,734 (2)                     11.5%
8834 Capital Of Texas Highway, Suite 150
Austin, Texas  78759

Christopher J. Webster                                            12,147,868                          8.0%
8834 Capital Of Texas Highway, Suite 150
Austin, Texas  78759

Frank LoVerme                                                     6,350,000 (3)                       4.1%
8834 Capital Of Texas Highway, Suite 150
Austin, Texas  78759

Lon T. Berg                                                       1,143,763 (4)                        *
8834 Capital Of Texas Highway, Suite 150
Austin, Texas  78759


William J. Hubert                                                  711,100 (5)                         *
8834 Capital Of Texas Highway, Suite 150
Austin, Texas  78759

Robert A. Parsons                                                 1,175,000 (6)                        *
8834 Capital Of Texas Highway, Suite 150
Austin, Texas  78759

Paul Trowe                                                        1,075,000 (7)                        *
8834 Capital Of Texas Highway, Suite 150
Austin, Texas  78759

Gerald Warnero                                                    2,000,000 (8)                       1.3%
8834 Capital Of Texas Highway, Suite 150
Austin, Texas  78759

All Executive Officers and Directors as a                        42,021,465 (2)(3)(4)(5)(7)(8)       26.2%
   Group  (eight persons)

Riverside Group                                                  13,841,687 (9)                       9.2%
7800 Belfort Parkway, Suite 100
Jacksonville, Florida  32256

*  Less than one percent.

     (1)"Beneficial ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

     (2)Includes 1,500,289 shares owned by Thelma Berg, the wife of Leonard Berg; Mr. Berg disclaims beneficial ownership of these shares. Also includes 1,500,000 shares at an exercise price of $1.00 until October 3, 2002.

     (3)Includes options to purchase up to 3,000,000 shares at an exercise price of $1.00 per share until March 30, 2005. Also includes 1,000,000 shares at an exercise price of $1.00 until October 3, 2002. Also includes 350,000 shares held by Mr. LoVerme's wife; Mr. LoVerme disclaims beneficial ownership of these shares.

     (4)Includes currently exercisable options to purchase up to 300,000 shares for $.25 per share until September 30, 2003, and currently exercisable options to purchase up to 22,328 shares for $.15 per share until December 22, 2002. Also includes 100,000 shares at an exercise price of $1.00 until October 3, 2002.

     (5)Includes currently exercisable options to purchase up to 10,000 shares for $.75 per share until March 1, 2001; currently exercisable options to purchase up to 88,536 shares for $.15 per share until December 15, 2002; currently exercisable options to purchase up to 50,000 shares for $.15 per share until September 30, 2003; currently exercisable options to purchase up to 110,000 shares for $.50 per share until October 25, 2003; and currently exercisable options to purchase up to 50,000 shares for $.50 per share until January 26, 2003. Also includes 100,000 shares at an exercise price of $1.00 until October 3, 2002.

     (6)Includes currently exercisable options to purchase up to 500,000 shares for $.65 per share until April 24, 2003. Also includes options to purchase 50,000 shares for $.35 per share, which was done on September 13, 2000. Also includes 450,000 shares at an exercise price of $1.00 until October 3, 2002.

     (7)Includes currently exercisable options to purchase up to 300,000 shares for $1.00 per share until April 24, 2005. Also includes 500,000 shares at an exercise price of $1.00 until October 3, 2002.

     (8)Includes currently exercisable options to purchase up to 250,000 shares for $.50 per share until December 25, 2002, and currently exercisable options to purchase up to 250,000 shares for $1.00 per share until December 25, 2002. Also includes 500,000 shares at an exercise price of $1.00 until October 3, 2002.

     (9)Includes currently exercisable options to purchase up to 2,000,000 shares for $.25 per share until September 30, 2003. Also includes 3,000,000 shares, which are held in escrow pursuant to the written settlement agreement regarding the Gameverse Lawsuit. For further information regarding the settlement and escrow of these shares, see "Part II - Item 2. Legal Proceedings".


Item 12. Certain Relationships and Related Transactions

     Leonard Berg has loaned money to the Company for use by the Company as working capital. Some of the loans accrue interest at eight percent per year and some are non-interest bearing. At September 30, 2000, a total of $247,992 was owed to Mr. Berg. As of January 16, 2001 the amount owed to Mr. Berg has increased to $335,950.

     In January 2000, the Company agreed to issue to each of Leonard Berg and Christopher J. Webster options to purchase shares of the Company's common stock (the "January 2000 Options"). The January 2000 Options provided that Mr. Berg could purchase up to 7,000,000 shares for $.10 per share until January 10, 2003, and that Mr. Webster could purchase up to 7,000,000 shares for $.10 per share until January 10, 2003. On April 28, 2000, each of Messrs. Berg and Webster subsequently exercised all of the January 2000 Options as well as all other options held by each of them. Mr. Berg paid the exercise price for all of his January 2000 Options and his 3,687,072 other options by delivering to the Company a promissory note in the face amount of $1,403,061 with interest at the rate of eight percent per year. Mr. Webster paid the exercise price for all of his January 2000 Options and his 258,603 other options by delivering to the Company a promissory note in the face amount of $738,790 also with interest at the rate of eight percent per year. The shares issued upon the exercise of options have been placed in escrow (the "Option Escrow"). Shares in the Option Escrow may be released pro rata from the Option Escrow upon payment of the promissory notes; that is, if a portion of a promissory note is paid, then the corresponding number of shares may be released. Mr. Berg and Mr. Webster retain the right to vote shares held in the Option Escrow for their benefit.

     As of the date of filing of this fiscal report on Form 10-KSB, a total of 9,187,072 shares are being held for the benefit of Mr. Berg and a total of 7,258,603 shares being held for the benefit of Mr. Webster.

     On February 1, 1999 and October 2, 1998, certain of the Company's directors and officers, as well as a beneficial owner of more than five percent of the Company's Common Stock, exercised options to purchase shares of Common Stock. In all cases, promissory notes were used in payment of the exercise price for the options, and the shares received upon exercise were subject to the Option Escrow provisions described above. Each of the notes bears interest at the rate of six percent per year.

     The following is a schedule of the April 28, 2000, February 1, 1999, and October 2, 1998 Common Stock option exercises:

                                                                                        Face value of
                                                                                      promissory note in     Payment of
                                                Exercise       Number of shares    favor of the Company in    note due
                                                  price         received upon        payment of exercise       on or
Name                        Date of exercise    per share          exercise                 price              before
------------------------------------------------------------------------------------------------------------------------
Leonard Berg                    02/1/99           $.25            2,100,000                $525,000           08/01/01

                                10/02/98          $.25             900,000                 $225,000           04/02/01

                                4/28/00           $.10            7,000,000                $700,000              -

                                4/28/00           $.15            1,500,000                $225,000              -

                                4/28/00           $.25            1,500,000                $375,000              -

                                4/28/00           $.15             687,072                 $103,061              -

Christopher J. Webster          02/1/99           $.25             525,000                 $131,250           08/01/01

                                02/1/99           $.15             942,908                 $141,436           08/01/01

                                10/02/98          $.25             225,000                 $56,250            04/02/01

                                4/28/00           $.10            7,000,000                $700,000              -

                                4/28/00           $.15             258,603                 $38,790               -

Richard E. Wachs (1)            02/1/99           $.15            1,700,000                $255,000           08/01/01

Richard Margulies (2)           02/1/99           $.25            2,100,000                $525,000           08/01/01

                                10/02/98          $.25             900,000                 $225,000           04/02/01

     (1)As of October 13, 1999, Mr. Wachs resigned from all positions with the Company and its subsidiaries.

     (2)At the time of this transaction, Mr. Margulies was a beneficial owner of more than five percent of the Company's outstanding Common Stock.

     As of January 15, 2001, Mr. Margulies has paid a total of $122,652 towards the notes issued by him in connection with the option exercises described in the preceding table, and the shares corresponding to the amounts paid by Mr. Margulies have been released to Mr. Margulies out of the Option Escrow. Except as described above regarding Messrs. Berg and Webster, all the other shares issued upon the exercise of options described in the preceding table remain in the Option Escrow.

     The following schedule details, for the fiscal years ended September 30, 2000, 1999 and 1998, respectively, issuances of Common Stock valued at greater than $60,000 for services performed on the Company's behalf by the Company's directors, executive officers and each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock. To date, no such other transactions have taken place:

     Fiscal year ended September 30, 2000:

                                          Date of             # of              Closing price per share
     Name                                 transaction      shares issued        on date of transaction
     --------------------------------------------------------------------------------------------------

     Christopher J. Webster (1)            10-19-99           500,000                    $.435
     Christopher J. Webster (1)             3-28-00          1,000,000                  $2.375
     Leonard Berg (2)                       4-28-00           500,000                    $1.26
     Lon T. Berg (3)                        3-24-00           100,000                    $2.52


     Fiscal year ended September 30, 1999:

                                          Date of             # of              Closing price per share
     Name                                 transaction      shares issued        on date of transaction
     --------------------------------------------------------------------------------------------------
     Leonard Berg (2)                       7-6-99            286,673                    $.51
     Leonard Berg (2)                       2-2-99            258,292                   $1.312
     Thelma Berg (4)                        2-2-99            459,708                   $1.312
     Christopher J. Webster (1)             4-8-99           1,000,000                  $1.187
     Lon T. Berg (3)                        2-2-99            300,000                   $1.312
     Richard Margulies (5)                  6-29-99           500,000                    $.56


     Fiscal year ended September 30, 1998:

                                          Date of             # of              Closing price per share
     Name                                 transaction      shares issued        on date of transaction
     --------------------------------------------------------------------------------------------------
     Leonard Berg (2)                      11-19-97           500,000                    $.25
     Thelma Berg (4)                       11-19-97           350,000                    $.25
     Richard Margulies (5)                 11-19-97           500,000                    $.25


     (1)Mr. Webster is the Vice Chairman, Executive Vice President and a director of the Company.

     (2)Mr. Leonard Berg is the Chairman Of The Board, Chief Executive Officer, President and a director of the Company. Leonard Berg is the father of Lon T. Berg, the Company's Vice President of Marketing.

     (3)Lon T. Berg is the Company's Vice President Of Marketing and is the son of Leonard Berg the Chairman Of The Board, Chief Executive Officer, President and a director of the Company.

     (4) Thelma Berg is the wife of Leonard Berg.

     (5)At the time of these transactions, Mr. Margulies was a beneficial owner of more than five percent of the Company's common stock.

     Except as described above, during the past two years there were no transactions between the Company and its directors, executive officers or known holders of more than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

Item 13. Exhibits and Reports on Form 8-K.

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

3.4       Amended And Restated Bylaws (1)

4.1       Specimen Common Stock Certificate (1)

10.1      License and Revenue Sharing  Agreement  regarding  Broadcast DVD, Inc.
          (1)

10.2 License Agreement regarding Accolade, Inc. and Warner Advanced Media Operations (1)

10.3      Agreement with Exodus Communications, Inc. and the Company. (2)

10.4      Agreement with NIVIS, LLC and the Company. (2)

10.5      Term Sheet between J-Tex Corporation and the Company.

11.1 Statement re: computation of per share earnings- Incorporated by reference to the financial statements included in Part F/S of this report on Form 10-KSB.

21.1 Subsidiaries of the Registrant (except where noted, all are 100% owned):

          Greenleaf Research and Development, Inc., a Delaware corporation Gameverse, Inc., a Florida corporation
          Greenleaf Ventures, Inc., a Delaware corporation (inactive) ByteCast.com, Inc., a Delaware corporation (inactive)
          Digi Link Technologies, Inc., a Delaware corporation (77.7%) Vector North America, Inc., a Delaware corporation (inactive)

24.1      Power of Attorney (1)

27        Financial Data Schedule

         ____________________
(1)       Incorporated   by  reference  from   Registrant's   General  Form  For
          Registration Of Securities Of Small Business on Form 10-SB filed with the Commission on November 15, 1999.

(2) Incorporated by reference as an exhibit to the Company's Form 10-QSB filed with the Commission on August 22, 2000.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GREENLEAF TECHNOLOGIES CORPORATION


Date:  January 19, 2001           By:/s/Leonard Berg
                                  -------------------------------------------
                                        Leonard Berg, Chief Executive Officer


Date:  January 19, 2001           By:/s/Robert Parsons
                                  ---------------------------------------------
                                        Robert Parsons, Chief Financial Officer


Date:  January 19, 2001           By:/s/Christopher J. Webster
                                  -----------------------------------------
                                        Christopher Webster, Executive Vice
                                         President


Date:  January 19, 2001           By:/s/Frank Lo Verme
                                  ---------------------------------------------
                                        Frank Lo Verme, Chief Operating Officer

                                  EXHIBIT INDEX


Exhibit
No.        Description                                                     Page

10.5       Term Agreement with J-Tex Corporation and the Company             2