Form 10QSB
period 2000-12-31
GREENLEAF TECHNOLOGIES CORP
filed 2001-03-21
CIK 1098826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the Fiscal Quarter ended December 31, 2000

                           Commission File No: 0-28093


                       GREENLEAF TECHNOLOGIES CORPORATION
                 (Name of small business issuer in its charter)


    Delaware                                               13-3429153
----------------------------------            ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organization)


       8834 Capital Of Texas Highway North, Suite 150, Austin, Texas 78759
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (512) 343-1300
                ------------------------------------------------
                (Issuer's telephone number, including area code)






     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---



     As of February 6, 2001, 149,876,088 shares of the Company's Common Stock, $.001 par value, were outstanding.

                       GREENLEAF TECHNOLOGIES CORPORATION


                                Form 10-QSB Index

                                December 31, 2000

                                     PART I

                                                                                                 Page
                                                                                                 Number

              Financial Statements..................................................................3

              Consolidated Balance Sheets at December 31, 2000 and 1999.............................3

              Statements of Operations - Consolidated for the
              three months ended December 31, 2000 and December 31, 1999............................5

              Statement of Cash Flows - Consolidated for the three months ended December 31, 2000 and December 31, 1999.........................................6

              Notes to Financial Statements.........................................................8

Item 2.       Management's Discussion and Analysis or Plan Of Operation............................21

                                     PART II


Item 1.       Legal Proceedings....................................................................25

Item 2.       Changes in Securities................................................................26

Item 3.       Defaults Upon Senior Securities......................................................26

Item 4.       Submission of Matters to a Vote of Security Holders..................................26

Item 5.       Other Information....................................................................26

Item 6.       Exhibits and Reports on Form 8-K.....................................................26

Signatures    .....................................................................................28

                       GREENLEAF TECHNOLOGIES CORPORATION
                          BALANCE SHEETS - Consolidated
                                   (Unaudited)


                                                                   December 31,               December 31,
                                                                           2000                       1999
                                                                   --------------             --------------
ASSETS

CURRENT ASSETS
     Cash and Equivalents                                          $    424,624               $    145,368
     Accounts Receivable                                                 55,744                          0
     Prepaid Expense                                                     89,274                          0
                                                                   --------------             --------------
     TOTAL CURRENT ASSETS                                               569,642                    322,545

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                              911,657                    162,157

OTHER ASSETS
     Organization Expense - Net                                             213                          0
     Notes and Interest Receivable                                       51,370                          0
     Product Development                                              1,475,643                          0
     Purchased Goodwill                                                 625,183                          0
     Security Deposits                                                   19,631                      8,281
     Investment in SMR Licenses                                       5,517,685                          0
     Deposits on SMR Licenses                                         1,011,200                          0
     Advances and Unsecured Loans                                       287,000                          0
                                                                   --------------             --------------
     TOTAL OTHER ASSETS                                               8,987,925                     30,258
                                                                   --------------             --------------
     TOTAL ASSETS                                                  $ 10,469,224               $    514,960
                                                                   ==============             ==============


                 See accompanying notes to financial statements

                       GREENLEAF TECHNOLOGIES CORPORATION
                          BALANCE SHEETS - Consolidated
                                   (Unaudited)


                                                                   December 31,               December 31,
                                                                          2000                       1999
                                                                   --------------             --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                              $  1,752,864               $    170,696
     Accrued Expense and Taxes Payable                                  788,482                    871,436
     Unearned Revenue                                                     1,278                          0
     Due to Related Parties                                             628,476                    195,004
     Loans Payable                                                      159,110                    353,600
                                                                   --------------             --------------
     TOTAL CURRENT LIABILITIES                                       3,330,210                   1,590,736

LONG-TERM LIABILITIES
     4% Convertible Debentures                                       3,967,729                           0
                                                                   --------------             --------------
     TOTAL LONG-TERM LIABILITIES                                     3,967,729                           0

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                          646,691                           0

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 300,000,000 shares
   authorized and 138,706,439 shares
   issued and outstanding, respectively                                138,706                      75,181
Additional Paid In Capital                                          69,609,210                  13,771,192
Less Stock Subscriptions and Interest Receivable                    (4,901,738)                 (2,668,950)
Less Cost of Treasury Stock, 1,989,093 shares                          (35,182)                    (36,682)
Accumulated (Deficit)                                              (62,286,402)                (12,216,517)
                                                                   --------------             --------------
     TOTAL STOCKHOLDERS' EQUITY                                      2,524,594                  (1,075,776)
                                                                   --------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $10,469,224                $    514,960
                                                                   ==============             ==============


                 See accompanying notes to financial statements

                       Greenleaf Technologies Corporation
         Statement of Operations and Accumulated Deficits - Consolidated
                                   (Unaudited)

                                                                   Quarter Ended December 31, 2000 and 1999

                                                                           2000                    1999
                                                                   --------------             --------------
       REVENUE                                                     $    152,822               $          -

       COST OF SALES                                                    155,272                          -
                                                                   --------------             --------------
       GROSS PROFIT                                                      (2,450)                         -

       SELLING EXPENSES                                                  26,608                      6,981

       OPERATING AND ADMINISTRATIVE EXPENSES
       Compensation                                                   1,179,064                    360,994
       Administrative                                                 4,009,629                    773,310
                                                                   --------------             --------------
                                                                      5,188,693                  1,134,304

       OTHER INCOME AND (EXPENSE)
       Interest Income                                                  130,365                     35,865
       Interest Expense                                                 (49,683)                       (61)
       Settlement of Lawsuit                                            (80,698)                         -
       Loss in Investment                                                     -                 (1,050,000)
                                                                   --------------             --------------
                                                                            (16)                (1,014,196)
                                                                   --------------             --------------
       NET LOSS BEFORE MINORITY INTEREST                             (5,217,767)                (2,155,481)


       Less Minority Interest In Net (Loss) of Subsidiary               (28,178)                         -
                                                                   --------------             --------------
       NET LOSS                                                      (5,189,589)                (2,155,481)

       Deficit accumulated during the development stage -
        beginning                                                   (57,096,813)               (10,061,036)

       Deficit accumulated during the development stage -
        ending                                                     $(62,286,402)              $(12,216,517)
                                                                   ==============             ==============
       Earnings Per Share - basic                                  $     (0.041)              $     (0.030)
                                                                   ==============             ==============

                 See accompanying notes to financial statements

                       GREENLEAF TECHNOLOGIES CORPORATION
                     STATEMENT OF CASH FLOWS - Consolidated
                                   (Unaudited)

                                                                          Quarter Ended December 31,
                                                                        2000                       1999
                                                                   --------------             --------------
Cash flows from operating activities
Net Income(Loss)                                                   $ (5,189,590)              $ (2,155,482)


Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                         52,041                     10,642
   (Increase) decrease in accounts receivable                           (55,744)
   (Increase) decrease in prepaid expenses                              (13,460)                   (12,865)
   (Increase) decrease in other assets                               (2,938,548)
   (Increase) decrease in product development                          (625,183)
    Increase (decrease) in accounts payable                           1,409,469                   (137,968)
    Increase (decrease) in accrued liabilities                          (28,687)                   344,783
    Increase (decrease) in advances and unsecured items                 402,000
   (Increase) decrease in stock subscriptions rec.                      (83,199)                   210,536
   (Increase) decrease in notes receivable                               (1,004)
   (Increase) decrease in security deposits                             (11,350)                      (300)
                                                                   --------------             --------------
Total adjustments                                                    (1,893,665)                   414,828
                                                                   --------------             --------------

Net cash provided (used) by operating activities                     (7,083,255)                (1,740,654)
                                                                   --------------             --------------
Cash flow from investing activities:
   Cash payments for the purchase of property                          (322,734)                   (33,209)
   Minority Interest in net assets of Subsidiaries                      527,323
   Cash payments for investments                                              -                    (21,977)
                                                                   --------------             --------------
Net cash provided (used) by investing activities                        204,589                    (55,186)
                                                                   --------------             --------------

                 See accompanying notes to financial statements

                       GREENLEAF TECHNOLOGIES CORPORATION
                     STATEMENT OF CASH FLOWS - Consolidated
                                   (Unaudited)

                                                                          Quarter Ended December 31,
                                                                        2000                       1999
                                                                   --------------             --------------
Cash flow from financing activities:
   Proceeds from issuance of common stock                             6,980,105                  1,418,710
   Purchase of treasury stock                                                                            -
   Net borrowings from related parties                                  268,721                    (58,873)
   Proceeds from issuance of long-term debt                            (583,021)                   495,000
                                                                   --------------             --------------
Net cash provided (used) by financing activities                      6,665,805                  1,845,347
                                                                   --------------             --------------

Net increase (decrease) in cash and equivalents                        (212,861)                    58,997
Cash and equivalents, beginning of year                                 637,485                     86,371
                                                                   --------------             --------------

Cash and equivalents at quarter end                                $    424,624               $    145,368
                                                                   ==============             ==============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense                                                   $     49,683               $         61

Cash flow from non-cash transfer activities:
   Stock issued in lieu of cash                                    $  4,560,658               $          0



                 See accompanying notes to financial statements

                       GREENLEAF TECHNOLOGIES CORPORATION
                          Notes To Financial Statements
                      Three Months Ended December 31, 2000
                                   (Unaudited)

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

The Company and Nature of Operations

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

     GTC is also engaged through its majority owned subsidiary Digi Link Technologies Corporation in the ownership and operation of Specialized Mobile Radio licenses and a satellite earth station.

     The Company was considered to be in the developmental stage as defined in Statement of Financial Accounting Standards No. 7 thru September 30, 2000. As of October 1, 2000, the Company could no longer be considered a developmental stage company due to having appreciable revenue in the first quarter ended December 31, 2000.

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

Furniture, Equipment and Depreciation

     Furniture and equipment are carried at cost. Depreciation is computed on the straight-line basis over periods of five to seven years, which corresponds to the useful lives of the assets.

Amortization

     The organization expense of GTC has been written off for the year ended September 30, 1999 and was charged to amortization expense.

     The purchase of Specialized Mobile Radio (SMR) licenses and a communication Satellite Earth Station License (See Note E) will be amortized over 15 years using the straight-line method. No amortization was charged during the three months ended December 31, 2000 because the licenses were not in service.

Advertising and Promotion Costs

     GTC expenses advertising and promotion costs as they are incurred. Advertising and promotion expenses for the three months ended December 31, 2000 were $26,608.

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

Product and Development Costs Expensed

     GTC charges product and development costs, which are not incurred in conjunction with contractual obligations, to expense as incurred. During the three months ended December 31, 2000, $9,856 was charged to cost of sales.

Product and Development Costs Deferred

     The Company defers certain costs related to the preliminary activities associated with the manufacture of products, which the Company has determined have economic benefit. At December 31, 2000, product development costs capitalized totaled $1,475,643.

Consolidation Policy

     The consolidated financial statements include all the accounts of GTC and controlled entities. GTC accounts for its investments in consolidated subsidiaries on the equity method. All intercompany transactions are eliminated.

Unaudited Financial Statements

     The financial statements for the three months ended December 31, 2000 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the financial position, results of operations and changes in financial position of the Company. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE B - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, GTC has experienced substantial recurring operating losses, and as of December 31, 2000, GTC's current liabilities exceeded its current assets by $2,760,568. These factors raise substantial doubt about GTC's ability to continue as a going concern. The continuation of GTC as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations and sustain its operations.

     GTC's is attempting to raise $2,000,000 through a private placement of its common stock, which management believes would be sufficient to meet its short term cash requirements. There can be no assurance that such capital will be raised. The accompanying Financial Statements do not include any adjustments that might be necessary if GTC is unable to continue as a going concern.

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

                                 Years
                                 -----
     Office Equipment              5
     Furniture and Fixtures        7
     Leasehold Improvements        7
     SMR License Equipment        15 (not in service as of December 31, 2000)

     The modified accelerated cost recovery system is used for federal income tax purposes.

     Equipment   and   leasehold    improvements   are   summarized   by   major
classifications as follows:

                                         December 31, 2000     December 31, 1999
                                         ------------------    -----------------
     Office and SMR License Equipment        $    963,157          $    164,823
     Office Furniture                              99,452                50,521
     Leasehold Improvements                        16,249                 4,459
     Less Accumulated Depreciation               (167,201)              (57,646)
                                         ------------------    -----------------
                                             $    911,657          $    162,157
NOTE D - INCOME TAXES

     Based on management's present assessment, GTC has not yet determined that a net deferred long-term tax asset of $21,177,376 attributable to the future utilization of $62,286,402 of net operating loss carry forwards as of December 31, 2000, will be realized. Accordingly, GTC has provided 100% allowance against the net deferred tax asset in the financial statements as of December 31, 2000. GTC will continue to review this valuation allowance and make adjustments as appropriate.

Net operating loss carry forwards will expire as follows:

         Year Ended                           Deferred
       September 30,                          Tax Asset
       ------------------------------------------------

         2012                              $    84,854
         2013                                1,340,159
         2014                                1,996,350
         2015                               15,991,553
         2016                                1,764,460
       ------------------------------------------------
       Net deferred tax benefit            $21,177,376

NOTE E - SPECIALIZED MOBILE RADIO (SMR) LICENSES

     Through Digi Link Technologies, Inc., a majority owned subsidiary, GTC is now currently engaged in the acquisition, development, operation and management of twelve 220 MHz SMR Wireless Licenses and a Communication Satellite Earth Station License. An additional 60 licenses are pending transfer by the FCC to Digi Link or its affiliates.

     On November 4, 1999, GTC issued 4,000,000 shares of common stock valued at $1,660,000 to acquire all of the outstanding common stock of Future Com of South Florida, Inc. as well as the rights to purchase four SMR 220 MHz licenses and a communication satellite license. This transaction has been capitalized to the cost of the SMR licenses and satellite and also included in deposits on the SMR licenses.

     The SMR licenses were purchased with 960,875 shares of common stock and 2,075,000 options for a total value of $1,148,375 plus their proportionate share of the rights valued at $996,000 less $24,000 license equipment for a total value of $2,120,375. On October 17, 2000, an additional 3,710,000 shares of common stock were issued towards the purchase of SMR 220 MHz licenses. Additionally, 3,710,000 options were issued for a value of $1,542,310 towards the purchase of SMR 220 MHz licenses.

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


NOTE F - DEPOSITS ON SMR LICENSES

     As of December 31, 2000, GTC had deposits of $1,011,200 on two additional SMR 220 MHz licenses. The purchase price of shares of common stock and options issued for these licenses were valued using the same method as indicated in Note E.

NOTE G - LEASING ARRANGEMENTS

     GTC conducts its Austin operations from facilities that are leased under a five-year noncancelable-operating lease from Colina West Office, Inc. with 36 months remaining before expiring on June 30, 2003. The monthly minimum rental obligation amount to be paid to Colina West Limited is $12,405.50. After July 1, 1999, the monthly rental obligation amount will be $12,982.50. After July 1, 2000, and for subsequent years, the monthly rental obligation amount will be $13,848.00.

     The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2000.

       Year Ended
       September 30,         Amount
       ------------------------------
         2001              $ 124,632
         2002                166,176
         2003                124,632
       ------------------------------
                           $ 415,440

     GTC formerly conducted its New Jersey operations from facilities that are leased under a renewed three-year noncancelable-operating lease from Metro Plaza of Iselin, LLC with 39 months remaining before expiring on March 15, 2004. The monthly minimum rental obligation amount to be paid to Metro Plaza of Iselin, LLC is $5,659.92. The facilities are currently subleased with no monthly payment shortage obligation by GTC. The current tenants pay the monthly minimum rental obligation directly to Metro Plaza of Iselin, LLC.

     The following is a schedule of contingent future minimum rental payments required under the above operating lease as of December 31, 2000.

       Year Ended
       September 30,         Amount
       ------------------------------
         2001              $  50,939
         2002                 67,919
         2003                 67,919
         2004                 33,960
       ------------------------------
                           $ 220,737

     GTC executed an operating lease with Security Link Corporation for a security system, and monitoring services for their Austin office. The terms of the lease call for 60 monthly rental payments of $25.70, including tax. The lease was executed May 1, 1998 and expires April 30, 2003. As of December 31, 2000, there are 28 months remaining on the lease. The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2000:

       Year Ended
       September 30,         Amount
       ------------------------------
         2001              $     231
         2002                    308
         2003                    180
       ------------------------------
                           $     719

NOTE H - SUBSCRIPTIONS RECEIVABLE

     As of December 31, 2000, GTC issued 30,208,583 restricted shares of common stock to various directors, officers, employees and other individuals for subscriptions receivable that are collateralized by promissory notes receivable. The promissory notes have either of the following terms: (i) payable in 30 months from the date of the note at 6% per annum, or (ii) payable on demand at 8% per annum.

                              Cumulative   Cumulative
                 Number       Notes        Principal     Accrued        Total
                 of Shares    Receivable   Reduction     Interest       Note
                 ---------------------------------------------------------------
Officers and
Directors       22,638,583     $3,220,788   $      0    $248,089      $3,468,877
Employees          100,000         25,000          0       3,086          28,086
Other            7,470,000      1,697,500    466,403     173,678       1,404,775
                 ---------------------------------------------------------------
  Total         30,208,583     $4,943,288   $466,403    $424,853      $4,901,738


NOTE I - VALUATION OF STOCK ISSUED FOR SERVICES AND ADDITIONAL EMPLOYEE COMPENSATION

Stock:

     The Board of Directors from time to time has authorized the issuance of common stock as payment for services provided by non-employees and as additional compensation to employees.

     Statement of Financial Standards No.123, Accounting for Stock-Based Compensation, (SFAS 123) establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements or disclosure.

     GTC applies SFAS 123 to report the issuance of common stock as payment for services provided by non-employees and as payment of additional compensation to employees, using fair value method to account for such transactions.

     For the year ended September 30, 2000 and all future years, management has taken the position that stock issued for services, employee compensation and acquisitions is to be recorded at 100% of the market value at the date of issuance.

Options:

     GTC grants options, which are immediately vested, to officers, employees and non-employee directors; to purchase shares of GTC's authorized but unissued common stock. The granting of these options is not pursuant to a registered plan. GTC has adopted the disclosure only provision of SFAS 123, Accounting For Stock-Based Compensation, as it related to the options granted, to officers, employees and non-employee directors. Accordingly, no compensation expense has been recognized for such options. Valuation of these options was calculated using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, and the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The number of options issued to officers, employees and non-employee directors at December 31, 2000 is as follows:

                       December 31, 2000         September 30, 2000

Number of Options         33,967,501                27,357,501
Value of Options         $28,820,829               $23,447,440

     Options issued to independent consultants are also valued using the Black-Scholes options pricing model. No options to independent consultants were issued for the quarter ended December 31, 2000.

     As of December 31, 2000 the number of options offered to directors and officers during the first quarter 2001 are as follows:

                              December 31, 2000

Dennis Wyrick                    150,000
Robert Parsons                   450,000
Eric Schwertzel                  100,000
Paul Trowe                       500,000
Leonard Berg                   1,500,000
Chris Webster                  1,500,000
Frank LoVerme                  1,000,000
Mark Fortuna                     200,000
Gerald Warnero                   500,000

NOTE J - LONG TERM DEBT

     On October 1, 1999, GTC entered into an agreement with Best Holdings, Ltd. whereby Best Holdings, Ltd., would be responsible for the placement of up to $6,835,146 of subordinated convertible debentures. The subordinated convertible debentures will carry a rate of 4% and be placed in denominations of $10,000, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended. The Holders of these debentures are entitled to convert the debentures into that number of fully paid and non-assessable shares of GTC Common Stock calculated in accordance with the following formula: Number of shares issued upon conversion equals (Principal + Interest)/Conversion Price, where Principal equals the principal amount of the Debenture(s) to be converted. Interest equals Principal times (N/365) times .04 (less the amount of any interest previously paid), where N equals the number of days between (i) the date of issuance of the debenture, and (ii) the applicable date of conversion for the Debenture for conversion is being elected, and Conversion Price equals the lessor of (x) 80% (The "Applicable Discount") of the Closing Bid Price for GTC's Common Stock for the five (5) trading days immediately preceding the Date of Conversion, as defined below or (y) $0.20. The term "Closing Bid Price" means the closing bid price of GTC's Common Stock as reported on the OTC Bulletin Board (or, if not reported thereon as reported by such other principal exchange or market where traded).

     GTC agreed to pay Best Holdings, Ltd. a consulting fee of 10% of all capital raised. GTC also agreed to issue for each one million dollars raised a five-year warrant to purchase 200,000 shares of GTC common stock exercisable at $0.20 per share.

     As of December 31, 2000, $4,240,000 of the $4,440,000 has been received towards the issuance of the subordinated convertible debentures. The uncollected $200,000 is reported on GTC's balance sheet under Unsecured notes receivable. The exact issue date and final terms of the subordinated convertible debentures was finalized May 5, 2000. The subordinated convertible debentures are reported on GTC's balance sheet under Long-Term Liabilities. Total accumulated interest expense in the amount $125,729 has been accrued and reported on these financial statements.

     On December 12, 2000 Best Holdings, Ltd. converted subordinated convertible debentures with a face value of $598,000. The total value of the conversion was $626,048, including accrued interest. The number of common shares issued in the conversion was 3,130,244.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

     1. GTC has employment contracts with the following directors and employees who are not employees at will:

                               Annual         Date of          Length of
Position      Name          Compensation      Agreement        Time
-------------------------------------------------------------------------------
Off/Dir.      W.Hubert      $ 55,000           1/26/00         3Yrs.to  1/26/03
Off/Dir.X     R.E.Wachs     $ 96,000          12/15/97         5Yrs.to 12/15/02
Off/Dir.      C.J.Webster   $600,000          10/03/00         7Yrs.to 12/14/07
Off/Dir.      L.Berg        $600,000          10/03/00         7Yrs.to 12/14/07
Off           L.Berg        $125,000           2/01/99         5Yrs.to  2/01/04
Off/Dir.      F.LoVerme     $325,000          10/03/00         3Yrs.to  3/30/03
Off     Y     W.Gale        $ 96,000          11/04/99         5Yrs.to 11/04/04
Off     Y     W.Blanck      $ 96,000          11/04/99         5Yrs.to 11/04/04
Off           B.Parsons     $100,000           4/24/00         5Yrs.to  4/24/05
Off           D.Wyrick      $135,000          10/02/00         3Yrs.to  9/10/03
Off           P.Trowe       $ 90,000           5/02/00         3Yrs.to  5/01/03
Off           D.Newcomb     $175,000           9/20/00         3Yrs.to  9/20/03
Off           E.Schwertzel  $ 95,000           7/21/00         1 Yr.to  7/21/01

        X Terminated 10/13/99
        Y Terminated 02/24/00

        Each of the above is also entitled to be reimbursed for proper business expenses, and any other benefits offered by GTC, either currently existing or adopted at a later date. These benefits will include, but will not be limited to, health and accident insurance, life insurance and stock option plans, if any.

     2. Under the terms of the five-year non-cancelable operating lease with Colina West Limited, GTC has provided a letter of credit in the amount of $67,304 drawn on Bank of America. Conditioned upon GTC's performance of the lease without default, such letter of credit shall be reduced $16,826 per year at the anniversary of the lease term. The amount of $13,271 of the letter of credit shall serve as security deposit. Bank of America has guaranteed the Letter of Credit pursuant to GTC maintaining a certificate of deposit in an amount equal to the letter of credit. The $68,282 certificate of deposit is reported in cash and equivalents.

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

        On December 28, 2000, Ivy Hill Corporation drew down the full $150,000 aggregate amount of the Letter of Credit to satisfy purchases made by GTC. Bank One used the $150,000 certificate of deposit to fund the letter of credit draw. At December 31, 2000, certificates of deposit reported in cash and equivalents have been subsequently reduced by $150,000.

     5. On August 31, 2000, GTC announced an agreement with Dell Products, Inc. to form a partnership to develop and distribute encrypted DVD games. As of December 31, 2000, Dell Products, Inc. has shipped 184,539 DVD discs. Additionally, included in the financial statements is an account payable totaling $136,000, owed to Dell Products, Inc, representing $3.00 per unit shipped. Dell has declined to make further shipments until the $136,000 is paid.

At December 31, 2000, there were six lawsuits or claims pending against GTC:

     1. Elizabeth Xan Wilson vs. Greenleaf Capital Corporation and Related Corporations and Corporate Officers Leonard Berg and Nicholas Soriano, Case No. 97-04423 - Judicial District Court Travis County, Texas

        The Plaintiff, Elizabeth Xan Wilson, claims that National Capital Corporation (NCC) (previously a wholly owned subsidiary of GTC) and Nicholas Soriano (President of the former NCC) fraudulently converted over $80,000 from her in a fraudulent lending scheme. GTC believes that exposure for Nicholas Soriano is great, but is unable to assess GTC's liability. The claim was partially settled by the sale of Mr. Soriano's stock by the Bankruptcy Trustee in a separate matter. As of the date of the financial statement, a verbal agreement has been reached to settle the matter by issuing 50,000 shares of restricted stock to Ms. Wilson. No provision for this matter has been provided in the financial statements for the year ended December 31, 2000.

     2. Darrel and Gaberial McEver vs. Greenleaf Technologies Corporation, Case No. 99-00490 - District Court of Travis County, Texas

        This matter involves GTC's alleged refusal to issue stock and severance benefits pursuant to employment agreement with Darrel and Gabriel McEver. A settlement was reached in May, 2000, whereby, GTC paid to the McEvers $50,000 cash, 3,000,000 shares of restricted common stock and an additional 3,000,000 shares that are in escrow and may be released to the McEvers in May 2001 depending on GTC's stock price at the time. GTC recorded a $6,110,000 provision for this matter in the financial statements for the year ended September 30, 2000.

        GTC issued 100,000 shares of restricted common stock in payment to counsel for legal fees.

     3. Kennith McGowan vs. Richard Wachs, Case No. 99-09044. - Judicial Court Travis County, Texas

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

     4. Greenleaf Technologies Corporation vs. David Mendelow and Paul A. Forgue, Case No. 99-1222 - District Court of Travis County, Texas

        Legal matter involves the alleged breach of employment contract on behalf of David Mendelow and Paul Forgue. The controversy involves whether or not GTC had a contract with Mr. Mendelow and Mr. Forgue to issue stock and pay them compensation for services. The individuals were employed for less then a week before they were terminated. GTC indicates that there is not a signed employment agreement for either individual. Mr. Forgue's legal matter resulted in a joint notice of dismissal. Mr. Mendelow's case is considered to be in the early discovery stage, counsel is unable to express an opinion on the outcome of the lawsuit.

     5. Jump Net, Inc. vs. Greenleaf Technologies Corporation

        GTC has been threatened with litigation from Jump Net, Inc., its prior internet service provider. GTC's position is that it never authorized the service. Counsel is unable to assess any potential liability as of the date of this report.

NOTE L - ACQUISITIONS, MERGERS AND JOINT VENTURES

There were none to report.

NOTE M - DUE TO RELATED PARTIES

     Notes payable have been generated by transactions with related parties, which are detailed as follows:
                                   December 31, 2000      December, 31, 1999
                                   -----------------------------------------

     Directors and Officers           $383,500               $195,004
     Stockholders                            0                      0
                                   -----------------------------------------
                                      $383,500               $195,004

     Amounts owed to Directors and Officers see Item 5 Other Information.

     Promissory Notes due to related parties, having various dates, are payable on demand at an interest rate from 0% to 8% per annum.

NOTE N - SUBSEQUENT EVENTS

     1. In January 2001, Digi Link Technologies, Inc. signed definitive agreements to acquire an additional sixty 220 MHz SMR licenses with over 350 channels. The estimated cost of these acquisitions will be funded by the issuance of 10 million shares of common stock at $1.00 per share for a sum total of $10,000,000 or pursuant to a formula based upon the trading price of the stock.

     2. On January 16, 2001, GTC announced that its Board of Directors, at a special meeting, signed a letter of intent and term sheet to privately place 193,800,000 shares of GTC stock and sell 25,500,000 shares of its subsidiary, Greenleaf Ventures, Inc. to J-Tex Corporation, a Nevada corporation, for $34 million in cash or the equivalent of $0.1754 per outstanding restricted share of GTC. In the event that this transaction goes forward, the company would have to increase the authorized shares to finalize this acquisition.

        The acquisition is contingent upon J-Tex Corporation's (J-Tex) securing the necessary financing to complete the transaction, satisfactory due diligence by all parties, the obtaining of any necessary regulatory and shareholder approvals, and the provision of contingent interim funding by J-Tex to GTC.

        The agreement provides that J-Tex will provide for contingent interim funding of $2 million by January 24, 2001, or as soon as practical thereafter, in exchange for GTC common stock. The amount of contingent financing shall be deducted from the final purchase price. The agreement further provides that the parties will attempt to have definitive agreements signed by February 15, 2001. The definitive agreement has not been signed and no interim funding has taken place. J-Tex, on several occasions, has requested extensions of the interim funding date, which it may provide, and other dates, most recently until March 16, 2001.

     3. On February 8, 2001 Riverside Group, Inc. announced that it failed to make required payment on its 11% Secured Notes which was due December 31, 2000. Riverside has received notice from the agent for the note holders declaring all amounts outstanding under the notes immediately due and payable. Riverside has also been advised that the agent will immediately commence foreclosure proceedings on the collateral securing the notes. The collateral includes certain real estate assets of Riverside and shares of Wickes, Inc. and Greenleaf Technologies Corporation. The failure to pay the 11% notes when due also constitutes a default under Riverside's $7 million mortgage loan obligations to American Founders Life Insurance Company. According to the notice, about 2 million shares of Wickes and 8 million shares of Greenleaf will be sold in a foreclosure sale on March 2 at the Jacksonville office of law firm Foley & Lardner.

        Riverside has been negotiating a possible resolution and on February 21, 2001, Riverside reached an agreement whereby Image Investments, Inc. agreed to purchase a majority of the 11% notes from the current note holders. As a result of this action, the agent for the note holders has cancelled the foreclosure sale scheduled for March. The purchasers have agreed to forebear on the note until negotiations can be completed to restructure the debt. There can be no assurance that the notes will be successfully restructured.

     4. As of the date of this filing, GTC is in arrears for payroll taxes to various State and Federal taxing authorities for approximately $280,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     The Company is marketing its encryption products to other businesses on a limited basis as alternatives to traditional marketing devices. For example, if a manufacturer of computer games did not have access to encryption devices, it would be faced with the prospect of packaging only one game per CD-ROM disc; if an end user desired to purchase additional games, the manufacturer would incur additional packaging and shipping costs for each disc delivered. The Company's products are designed to save packaging and shipping costs by allowing multiple games to be packaged on a single CD-ROM disc. In addition, the Company's Internet-related encryption devices allow games to be sold directly to the end-user without incurring any packaging or shipping costs.

     The Company's strategy is to build strategic alliances with businesses involved in the manufacture, marketing and distribution of products on computer discs or over the Internet. The Company's revenues would result from sales of its encryption devices to those businesses. To this end, the Company has built interlocking strategic relationships with product providers, distributors, and support providers, including Electronic Arts, Eidos, Infogrames, Ritek, Dell, Sony and MCSLink. The Company believes that the largest opportunity for its products and services are companies in the entertainment industry and its strategic alliances are aimed at capturing future revenues by selling to businesses in that industry. Thus far, the company has been unable to successfully employ the above strategies. The companies relationship with Dell has been jeopardized due to the Company's failure to pay $136,000 for products shipped.

     The principal accountant's report on the financial statements for the past fiscal year contains a statement to the effect that the Company has an accumulated deficit at September 30, 2000, which raised substantial doubt about the Company's ability to continue as a going concern. The accumulated deficit has grown to $62,286,402 as of December 31, 2000. The continuation of the Company as a going concern is dependent on its ability to generate sufficient operating cash flows and/or equity or debt financing to meet its obligations and sustain its operations. There can be no assurance that the Company will be successful in raising any required additional financing.

     If adequate funding can be made available, of which there can be no assurance, then management of the Company has identified and intends to pursue new business opportunities in the communications industry. Specific opportunities in this area include the wireless high-speed delivery of data to end users via satellite. For example, the speed of traditional data delivery is limited because it is conducted through ground-based wires and cables. Because satellite communications are not constrained by these physical limitations, data is delivered much more quickly. Management believes that consumer demand for digital entertainment, software products and high-speed Internet access is strong and will increase as access systems, such as the Company's proposed new product, become more widely available. There are no assurances, however, that the Company will be able to successfully develop this new business, and it has not been able to do so to date. Very limited revenues have been realized through these technologies because they are in the development stages.

     The following is a discussion and comparison of the Company's financial condition and results of operations as of and for the three months ended December 31, 2000 and 1999. These discussions should be read in conjunction with the Company's financial statements, the notes related to the financial statements, and the other financial data included in this Form 10-QSB.

Revenues

     The Company recorded $152,822 in operating revenues for the three months ended December 31, 2000 and none for the comparable period ending December 31, 1999. The operating revenue in the first quarter of fiscal year 2001 was due to delivery of DVD game content to the consumer through the OEM distribution channels and the inception of business activity in MCSLINK's medical transcription services business.

Gross Profit

     The Company recorded a loss of $2,450 for the three months ended December 31, 2000, due to packaging and replication of the DVD game content.

Compensation Expenses

     Compensation expenses totaled $1,179,064 for the three months ended December 31, 2000, or an increase of $818,070 over the comparable period in 1999. The increase was due to new employment contracts with current officers and additional personnel hired during the period.

Selling Expenses

     Selling expenses for three months ended December 31, 2000 increased from $6,981 to $26,608 or by $19,627 as compared with these expenses for the three months ended December 31, 1999. The increase was principally due to an increase in MCSLINK's advertising and promotional expenses for the three-month period ended December 31, 2000.

Administrative Expenses

     Administrative expenses for the three months ended December 31, 2000 increased from $773,310 to $4,009,629 or by $3,236,319, as compared to the same category of expenses for the three months ended December 31, 1999. The increase was principally due to the issuance of common stock for costs associated with business development, fund raising, outside services, acquisitions and employee compensation.

Other Income and Expense

     Other income and expense for the three months ended December 31, 2000 decreased to a net expense amount of $16 as compared to a net expense for the three months ended December 31, 1999 of $1,014,196. The decrease of $1,014,180 is a result of an increase in interest income of $94,500, offset by a settlement of a lawsuit of $80,698, an increase in interest expense of $49,622 and the inclusion of the 1999 net loss in investment of $1,050,000.

     Interest income for the quarter ending December 31, 2000 totaled $130,365 or an increase of $94,500. The increase was due to interest earned on private placement proceeds and from stock subscription notes receivable.

Liquidity and Capital Resources

     Greenleaf's cash position was $424,624 as of December 31, 2000 as compared with $145,368 as of December 31, 1999, or an increase of $279,256. At the time of this report Greenleaf's cash and cash equivalents has declined to $24,851 and absent interim funding, the Company will be unable to operate as a going concern.

     Cash flows from activities during the three-month period utilized cash and cash equivalents of $7,083,255, which resulted from a net loss of $5,189,590 adjusted for depreciation and amortization, an increase in assets of $3,728,488, and an increase in current liabilities of $1,782,782.

     In addition, cash and cash equivalents were used to purchase fixed assets of $322,734 and offset by recording minority interest in net assets of subsidiaries, $527,323, and totaling $204,589.

     The net cash and cash equivalents provided by financing activities of $6,665,805 for the three months ending December 31, 2000, consisted of proceeds from the issuance of common stock amounting to $6,980,105, an increase in borrowing of $327,594 from related parties and the conversion of long term debt totaling $583,021. This reduction in long-term debt is primarily due to converted subordinated convertible debentures being converted to stock. These proceeds funded operating activities during the fiscal period.

     During the next twelve months, the Company plans to satisfy any currently unforeseen cash requirements through additional debt and/or equity financing. The Company anticipates financing of $2,000,000 during the next quarter, which it does not have. There can be no assurance that the Company will be successful in raising any required additional financing. Because of a recent Letter of Intent that it has entered into, however, the Company anticipates that it will have sufficient capital resources to continue current operations for the next twelve months; however, there is no assurance that currently unforeseen cash requirements may not arise in the future or that anticipated funding commitments will materialize. The company, on January 16, 2001, announced that its Board of Directors, at a special meeting signed of a letter of intent/Term Sheet to sell 51% of the outstanding stock of it and its subsidiary, Greenleaf Ventures, Inc., a Delaware Corporation to J-Tex Corporation, a Nevada corporation for $34 million in cash, or the equivalent of $0.1754 per outstanding shares of GTC. The acquisition is contingent upon J-Tex's securing the necessary financing to complete the transaction, satisfactory due diligence by all parties, the obtaining of any necessary regulatory and shareholder approvals, and the provision of contingent interim funding by J-Tex to GTC. The definitive agreement has not been signed and no interim funding has taken place. J-Tex, on several occasions, has requested extensions of the interim funding date, which it may provide, and other dates, most recently until March 16, 2001. The agreement provides that J-Tex will provide for contingent interim funding of $2 million by January 24, 2001, or as soon as thereafter as practicable, in exchange for GTC common stock. The amount of contingent financing shall be deducted from the final purchase price. The agreement further provides that the parties will attempt to have definitive agreements signed by February 15, 2001. The definitive agreement has not been signed and no interim funding has taken place. By letter, J-Tex has requested that it has twice sought extension of the interim funding and other dates, most recently March 1, 2001.

     As of the date of this filing, the company is unable to meet its maturing financial obligations. While the company continues to explore other funding alternatives, there are no assurances that it will be successful in doing so. For the period of January 2, 2000 to the date of this filing, due to existing financial constraints, certain key executives (including Messrs. Berg, Webster, LoVerme and Parsons) have agreed to defer compensation which amounts to $141,669, and through December 31, 2000 only Mr. Berg had not been compensated in the amount of $25,000 and Mr. Webster had his compensation reduced.

     In  relation  to the  Company's  recent  inability  to meet  its  financial obligations, it has also fallen delinquent in its federal payroll tax obligation. The Board of Directors has adopted a resolution to immediately bring the company current in its federal payroll tax obligation following its receipt of sufficient funding.

     As of the date of filing of the Company's Form 10-QSB, there were commitments for material capital expenditures to Nivis LLC for approximately $473,181, which cannot be currently met. By letter of March 8, 2001, NIVIS sent a notice of termination of Consulting Agreement, dated August 10, 2001 due to non-payment. The letter requests that $431,216 plus accumulated late charges are immediately due and payable.

Forward Looking Statements

     The Company is including the following cautionary statement to make applicable, to the extent possible, the safe harbor provisions of the Reform Act for any forward-looking statements made by, or on behalf of, the Company (the following cautionary statement also is made for the purpose of taking advantage of any defenses that may exist under other laws, including common law):
Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained in this Form 10-QSB are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to obtain and maintain its rights in its intellectual property; the ability of the Company to obtain acceptable forms and amounts of financing to fund operations and to continue as a going concern; technology development; the ability of the company to resolve disputes with various persons; the ability to competitively market and profitably sell its products, as well as acquisitions and other expansion efforts; and the global market for technology. Pursuant to Section 21E(d) of the Securities Exchange Act of 1934, the Company believes it has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

                                     PART II

Item 1.   Legal Proceedings.

     The Company is currently involved in certain legal  proceedings,  which are
detailed  in  Note  K.  of  the  unaudited  financial   statements,   which  are
incorporated herein, by reference.

     The Company on or about February 20, 2001 filed a lawsuit in the District Court of Travis County Texas, Travis County Judicial District against John Doe a/k/a ALIBABA - an entity whose identity is unknown at the time of filing claiming a cause of action for false statements and false insinuations disparaging Greenleaf and its Chairman on the web site Raging Bull. The Company has alleged damages.

     The defamatory statements, which are alleged to be false are as follows:

     1.  Plaintiff is not fully reporting to the SEC.
     2. Leonard Berg (Chairman and CEO of Greenleaf Technology) put his wife on the Plaintiff's payroll.

     A jury trial has been demanded.

Item 2.   Change in Securities - Recent Sales of Unregistered Securities.

     The Company historically has issued shares of its common stock, warrants to purchase shares of its common stock, and convertible debentures in the transactions described below, which securities and offerings were not registered under the Securities Act of 1933 (the "1933 Act"). These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the 1933 Act and/or by the provisions of Regulation D promulgated under the 1933 Act. In reliance on these exemptions, the Company reasonably believed that the individuals and/or entities to whom the securities were issued were either (1) sophisticated investors who were knowledgeable about the Company's operations and financial condition at the time of receipt of the securities and were able to evaluate the risks and merits of receipt of the securities, or (2) accredited investors, as that phrase is defined in Rule 501 of Regulation D. In some instances, stock was issued to certain persons in exchange for services performed for the benefit of the Company and each of those persons agreed to accept the shares as compensation for the designated portions of the services they had performed. For additional information regarding shares issued to employees and/or directors of the Company, see "Item 5. Other Information - Certain Relationships and Related Transactions". The transactions included the following:

   o During the period from October 1, 2000 to December 31, 2000, an aggregate of 5,785,537 shares were issued in private placement transactions to 13 persons in exchange for aggregate cash consideration of $1,657,356. An aggregate of 120,000 shares, valued by the Company at $59,300, were issued to one (1) employee of the Company for employment-related services on behalf of the Company. Also, separate issuances were made to 6 persons, none of whom was a director or executive officer of the Company, of an aggregate of 2,904,040 shares, valued by the Company at $1,834,436, as compensation for services performed on behalf of the Company. Included in the above share and dollar amounts, the Company issued to MRT Technologies (Ritek), an aggregate of 1,854,462 shares ($874,499) as compensation for services performed on behalf of the Company and an aggregate of 1,961,538 shares ($600,000) in exchange for cash consideration.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information - Certain Relationships and Related Transactions

     Due to cash flow inadequacies, Leonard Berg has loaned money to the Company for use by the Company as working capital. Some of the loans accrue interest at eight percent per year and some are non-interest bearing. At December 31, 2000, a total of $383,000 was owed to Mr. Berg. As of February 14, 2001, the amount owed to Mr. Berg has increased to approximately $519,881.

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

 10.5   Term Agreement with J-Tex Corporation and the Company. (3)

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


 24.1   Power of Attorney (1)

 27     Financial Data Schedule
-------------------------------------------------------------------------------

 (1)    Incorporated   by   reference   from   Registrant's   General  Form  For
        Registration Of Securities Of Small Business on Form 10-SB filed with the Commission on November 15, 1999.

 (2) Incorporated by reference as an exhibit to the Company's Form 10-QSB filed with the Commission on August 22, 2000.

 (3) Incorporated by reference as an exhibit to the Company's Form 10-KSB filed with the Commission on January 22, 2001.

 (b)    Reports on Form 8-K

        On March 8, 2001, the Company filed a report on Form 8-K reporting in its press release clarifying and explaining certain comments made by one of its executive officers on the Raging Bull website.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GREENLEAF TECHNOLOGIES CORPORATION


Date:  March 1, 2001        By:/s/ Leonard Berg
                            ----------------------------------------------------
                                   Leonard Berg, Chief Executive Officer


Date:  March 1, 2001        By:/s/ Robert Parsons
                            ----------------------------------------------------
                                   Robert Parsons, Chief Financial Officer

Date:  March 1, 2001        By:/s/ Christopher J. Webster
                            ----------------------------------------------------
                                   Christopher Webster, Executive Vice President

Date:  March 1, 2001        By:/s/ Frank Lo Verme
                            ----------------------------------------------------
                                   Frank Lo Verme, Chief Operating Officer